Form 10-Q
period 2022-03-31
Sharps Technology Inc.
filed 2022-05-25
CIK 1737995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 001-41355

Sharps Technology, Inc.

(Exact name of registrant as specified in its charter)

Nevada	82-3751728
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

105 Maxess Road, Melville, New York 11747

(Address of principal executive offices) (Zip Code)

(631) 574 -4436

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	STSS	NASDAQ Capital Market
Common Stock Purchase Warrants	STSSW	NASDAQ Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒*

*	The registrant became subject to the requirement to file reports on April 13, 2022 and has filed all reports required since April 13, 2022.

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 24, 2022, the issuer had 9,172,356 shares of common stock, par value $0.0001 per share, outstanding.

SHARPS TECHNOLOGY, INC.

i

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHARPS TECHNOLOGY, INC.

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)	(Audited)
Assets:
Current Assets
Cash	$255,615	$1,479,166
Prepaid expenses	6,995	7,995
Inventory	121,994	121,994
Current Assets	384,604	1,609,155

Fixed Assets, net of accumulated depreciation	3,939,894	3,763,332
Other Assets	610,764	529,863
TOTAL ASSETS	$4,935,262	$5,902,350

Liabilities:
Current Liabilities
Accounts payable and accrued liabilities	$852,394	$804,138
Notes payable, net of discount	906,432	700,015
Contingent stock liability	847,000	677,000
Contingent warrant liability	702,000	585,000
Total Current Liabilities	3,307,826	2,766,153

Commitments and Contingencies (Notes 5 and 13) Subsequent Events (Note 14)

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; 1 share issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 5,187,062 shares issued and outstanding 2022 and 2021	519	519
Common stock subscription receivable	-	(32,500)
Additional paid-in capital	14,164,342	13,835,882
Accumulated deficit	(12,537,425)	(10,667,704)
Total Stockholders’ Equity	1,627,436	3,136,197
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,935,262	$5,902,350

SHARPS TECHNOLOGY, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31

(Unaudited)

	2022	2021

Revenue, net	$-	$-

Operating expenses:
Research and development	506,375	467,564
General and administrative	830,909	447,576
Total operating expenses	1,337,284	915,140
Loss from operations	(1,337,284)	(915,140)

Other income (expense)
Interest income (expense)	(245,437)	452
FMV adjustment for Contingent Stock and Warrants	(287,000)
Total Other Income (Expense)	(532,437)	452
Net loss and comprehensive loss	$(1,869,721)	$(914,688)

Net loss per share, basic and diluted	$(0.36)	$(0.20)
Weighted average shares used to compute net loss per share, basic and diluted	5,187,062	4,597,000

SHARPS TECHNOLOGY, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

	Preferred Stock		Common Stock		Common Stock Subscription	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Equity

Balance – December 31, 2020	1	-	4,597,000	$460	$-	$8,133,655	$(6,003,292)	$2,130,823

Net loss for the three months ended March 31, 2021	-	-	-	-	-	-	(914,688)	(914,688)
Share-based payments	-	-	-	-	-	189,237	-	189,237
Issuance of common stock for equipment order	-	-	14,286	1	-	99,999	-	100,000

Balance - March 31, 2021	1	-	4,611,286	$461	$-	$8,422,891	$(6,917,980)	$1,505,372

SHARPS TECHNOLOGY, INC.

CONDENSED STATEMENT OF STOCKHOLDER’S EQUITY

FOR THE THREE MONTH ENDED MARCH 31, 2022

(Unaudited)

	Preferred Stock		Common Stock		Common Stock Subscription	Additional Paid in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Equity

Balance -December 31, 2021	1	$-	5,187,062	$519	$(32,500)	$13,835,882	$(10,667,704)	3,136,197

Net loss for the three months ended March 31, 2022	-	-	-	-	-	-	(1,869,721)	(1,869721)
Share-based compensation charges	-	-	-	-	-	328,460	-	328,460
Collections of common stock subscriptions	-	-			32,500	-	-	32,500

Balance - March 31, 2022	1	$-	5,187,062	$519	$-	$14,164,342	$(12,537,425)	$1,627,436

SHARPS TECHNOLOGY, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31

	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,869,721)		$(914,688)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	73,050
Stock-based compensation	223,947		189,237
Accretion of debt discount	206,417		-
FMV adjustment for Contingent Stock and Contingent Warrants	287,000
Changes in operating assets
Prepaid expenses and other	1,000		(250)
Other assets – deposits			(370)
Accounts payable and accrued liabilities	(137,744)		10,000
Net cash used in operating activities	(1,216,051)		(716,071)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits – Manufacturing Equipment	-		(850,000)
Other assets – Escrow	(40,000)		(75,000)
Net cash used in investing activities	(40,000)		(925,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock subscriptions and subscriptions receivable	32,500		1,310,000
Net cash provided by financing activities	32,500		1,310,000

NET INCREASE (DECREASE) IN CASH	(1,223,551)		(331,071)
CASH — BEGINNING OF PERIOD	1,479,166		1,790,203
CASH — END OF PERIOD	$255,615		$1,459,132

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$39,111		$-
Cash paid for taxes	$-	$

Non-cash investing and financing activity:
Vested stock options and common stock for fixed assets acquired	$63,512		$100,000
Vested stock options issued as consideration for acquisition	$40,901		$-

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

Note 1. Description of Business

Nature of Business

Sharps Technology, Inc. (“Sharps” or the “Company”) is a pre-revenue medical device company that has designed and patented various safety syringes and is seeking commercialization by manufacturing and distribution of its products.

The Company’s fiscal year ends on December 31.

On April 14, 2022, the Company completed its Initial Public Offering and received net proceeds of $14.2 million. (See Note 14(b)).

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) and are expressed in U.S. dollars.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates and assumptions that require management’s most significant, difficult, and subjective judgment include the valuation and recognition of stock-based compensation expense, contingent stock liability, contingent warrant liability, inventory obsolescence provision, depreciation of fixed assets and deferred tax asset valuation. Actual results experienced by the Company may differ from management’s estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are maintained with various financial institutions.

Inventories

The Company values inventory at the lower of cost (average cost) or net realizable value. Work-in-process and finished goods inventories consist of material, labor, and manufacturing overhead. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. A reserve is established for any excess or obsolete inventories or they may be written off. At March 31, 2022 and December 31, 2021, inventory is comprised of raw materials.

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

Note 2. Summary of Significant Accounting Policies (continued)

Fair Value Measurements

ASC 820, Fair Value Measurements and Disclosures, require an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value.

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities. Valuations are based on quoted prices that are readily and regularly available in an active market and do no entail a significant degree of judgment.

Level 2

Level 2 applied to assets or liabilities for which there are other than Level 1 observable inputs such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market date.

Level 2 instruments require more management judgment and subjectivity as compared to Level 1 instruments. For instance: determining which instruments are most similar to the instrument being priced requires management to identify a sample of similar securities based on the coupon rates, maturity, issuer credit rating and instrument type, and subjectively select an individual security or multiple securities that are deemed most similar to the security being priced; and determining whether a market is considered active requires management judgment.

Level 3

Level 3 applied to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. The determination for Level 3 instruments requires the most management judgment and subjectivity.

Fixed Assets

Fixed assets are stated at cost. Expenditures for maintenance and repairs are charged to operations as incurred. The Company’s fixed assets consist of machinery, molds and website. Depreciation is calculated using the straight-line method commencing on the date the asset is operating in the way intended by management over the following useful lives: Machinery and Equipment – 3 -10 years and Website – 3 years. The expected life for Molds is based number of parts that will be produced based on the expected mold capability.

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

Impairment of Long-Lived Assets

Long-lived assets are reviewed annually for impairment or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount of an asset group to the future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the projected discounted future net cash flows arising from the asset.

There were no impairment losses recognized during the three months ended March 31, 2022 and 2021.

Goodwill and Purchased Identified Intangible Assets

Goodwill

When applicable, goodwill will be recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and identified intangible assets acquired under a business combination. Goodwill also includes acquired assembled workforce, which does not qualify as an identifiable intangible asset. The Company reviews impairment of goodwill annually in the third quarter, or more frequently if events or circumstances indicate that the goodwill might be impaired. The Company first assesses qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. If, after assessing the totality of events or circumstances, the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the quantitative goodwill impairment test is unnecessary. If, based on the qualitative assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the Company proceeds to perform the quantitative goodwill impairment test. The Company first determines the fair value of a reporting unit using weighted results derived from an income approach and a market approach. The income approach is estimated through the discounted cash flow method based on assumptions about future conditions such as future revenue growth rates, new product and technology introductions, gross margins, operating expenses, discount rates, future economic and market conditions, and other assumptions. The market approach estimates the fair value of the Company’s equity by utilizing the market comparable method which is based on revenue multiples from comparable companies in similar lines of business. The Company then compares the derived fair value of a reporting unit with its carrying amount. If the carrying value of a reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.

Identified Intangible Assets

When applicable, the Company’s identified intangible assets are amortized on a straight-line basis over their estimated useful lives. The Company makes judgments about the recoverability of finite-lived intangible assets whenever facts and circumstances indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, the Company assesses recoverability by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life is shorter than originally estimated, the Company would accelerate the rate of amortization and amortize the remaining carrying value over the new shorter useful life. The Company evaluates the carrying value of indefinite-lived intangible assets on an annual basis, and an impairment charge would be recognized to the extent that the carrying amount of such assets exceeds their estimated fair value.

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

Stock-based Compensation Expense

The Company measures its stock-based awards made to employees based on the estimated fair values of the awards as of the grant date. For stock option awards, the Company uses the Black-Scholes option-pricing model. For restricted stock awards, the estimated fair value is generally the fair market value of the underlying stock on the grant date. Stock-based compensation expense is recognized over the requisite service period and is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. The Company recognizes forfeitures of stock-based awards as they occur on a prospective basis.

Stock-based compensation expense for awards granted to non-employees as consideration for services received is measured on the date of performance at the fair value of the consideration received or the fair value of the equity instruments issued, whichever can be more reliably measured.

Basic and Diluted Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations and comprehensive loss. Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the year. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Income Taxes

The Company must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments are used in the calculation of tax credits, tax benefits, tax deductions, and in the calculation of certain deferred taxes and tax liabilities. Significant changes to these estimates may result in an increase or decrease to the Company’s tax provision in a subsequent period.

The provision for income taxes was comprised of the Company’s current tax liability and changes in deferred income tax assets and liabilities. The calculation of the current tax liability involves dealing with uncertainties in the application of complex tax laws and regulations and in determining the liability for tax positions, if any, taken on the Company’s tax returns in accordance with authoritative guidance on accounting for uncertainty in income taxes. Deferred income taxes are determined based on the differences between the financial reporting and tax basis of assets and liabilities. The Company must assess the likelihood that it will be able to recover the Company’s deferred tax assets. If recovery is not likely on a more-likely-than-not basis, the Company must increase its provision for income taxes by recording a valuation allowance against the deferred tax assets that it estimates will not ultimately be recoverable. However, should there be a change in the Company’s ability to recover its deferred tax assets, the provision for income taxes would fluctuate in the period of such change.

Research and Development Costs

Research and development costs are expensed as incurred.

Advance payments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized. Such amounts are recognized as an expense as the related goods are delivered or the services are performed.

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHD ENDED MARCH 31, 2022 AND 2021

(Unaudited)

Note 2. Summary of Significant Accounting Policies (continued)

Contingencies

From time to time, the Company may be involved in legal and administrative proceedings and claims of various types. The Company records a liability in its financial statements for these matters when a loss is known or considered probable and the amount can be reasonably estimated. Management reviews these estimates in each accounting period as additional information becomes known and adjusts the loss provision when appropriate. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in the consolidated financial statements. If a loss is probable but the amount of loss cannot be reasonably estimated, the Company discloses the loss contingency and an estimate of possible loss or range of loss (unless such an estimate cannot be made). The Company does not recognize gain contingencies until they are realized. Legal costs incurred in connection with loss contingencies are expensed as incurred.

Note 3. Recent Accounting Pronouncements

In March 2020, the FASB issued ASC Topic 848, Reference Rate Reform. ASC Topic 848 provides relief for impacted areas as it relates to impending reference rate reform. ASC Topic 848 contains optional expedients and exceptions for applying GAAP to debt arrangements, contracts, hedging relationships, and other areas or transactions that are impacted by reference rate reform. This guidance is effective upon issuance for all entities and elections of certain optional expedients are required to apply the provisions of the guidance.

On August 5, 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. ASU 2020-06 simplifies the guidance in U.S. GAAP on the issuer’s accounting for convertible debt instruments, requires entities to provide expanded disclosures about “the terms and features of convertible instruments” and how the instruments have been reported in the entity’s financial statements. It also removes from ASC 815-40-25-10 certain conditions for equity classification and amends certain guidance in ASC 260, Earnings per Share, on the computation of EPS for convertible instruments and contracts on an entity’s own equity. An entity can use either a full or modified retrospective approach to adopt the ASU’s guidance. The ASU’s amendments are effective for smaller public business entities fiscal years beginning after December 15, 2023. The Company continues to assess all potential impact of the standard and will disclose the nature and reason for any elections that the Company makes.

The Company does not expect the adoption of any accounting pronouncements to have a material impact on the financial statements.

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

Note 4. Fixed Assets

Fixed asset, net, as of March 31, 2022 and December 31, 2021, are summarized as follows:

	March 31, 2022	December 31, 2021
Website	$16,600	$16,600
Machinery and equipment	4,028,378	3,778,766
	4,044,978	3,795,366
Less: accumulated depreciation	(105,084)	(32,034)
Fixed asset, net	$3,939,894	$3,763,332

Depreciation expense of fixed assets for the three months ended March 31, 2022 and 2021 was $73,050 and $0, respectively.

During the three months ended March 31 2022, the Company recorded $63,512 in fixed asset costs relating to the fair market value for options granted in 2021 for the acquired machinery. During the three months ended March 31, 2021, the Company recorded $100,000 in fixed asset costs for common stock issued for the acquired machinery. As of March 31, 2022 the Company has $300,000 in remaining payments for machinery purchased, which is included in accounts payable and accrued expenses, which will be paid through May 31, 2022.

Note 5. Other Assets

Other assets as of March 31, 2022 and December 31, 2021 are summarized as follows:

	2022	2021
Acquisition (see below)	$523,494	$472,701
Other (see Note 13)	87,270	57,162
	$610,764	$529,863

Acquisition Agreement

In June 2020, the Company entered into a Share Purchase Agreement (“Agreement”) and amendments to the Agreement through April 28, 2022, collectively, the Agreements, to purchase either the stock or certain assets of a manufacturing facility for $2.5M in cash, plus additional consideration of 28,571 shares of common stock with a fair market value of $7.00 and 35,714 stock options with an exercise price of $7.00. At March 31, 2022, the fair market value of the common stock of $200,000 and the vested options of $163,602 is included in Other Assets, The Agreements provided the Company various periods for due diligence and post due diligence, requirements for escrow payments of $150,000 and a closing date is expected by June 30, 2022 (“Closing Date”).

As of March 31, 2022, the Company has paid $150,000 in escrow payments, which is recorded in Other Assets. The escrow payments may be forfeited upon: the occurrence of any damage to the assets caused by the actions of the Company; the occurrence of any debt on the books of the seller as a result of an expense initiated by the Company; any failure by the Company to fund the Operating Costs; and any material breach by the Company of its obligations under this Agreement that causes any financial damage to either the seller or the assets. On the Closing Date, the Escrow balances will be applied to the final payment due the Sellers.

Through the Closing Date, the Agreements provide the Company with the exclusive use of the facility in exchange for payment of the facility’s operating costs. The monthly fee (“Operating Costs”), which primarily covers the facility’s operating costs, is mainly comprised of the seller’s workforce costs, materials and other recurring monthly operating cost.

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED FIN ANCIAL STATEMENTS

FOR THE THREE MONTHS ENDEDMARCH 31, 2022 AND 2021

(Unaudited)

Note 5. Other Assets (continued)

Acquisition Agreement

The payment of the Operating Costs does not provide the Company with rights associated with a rent agreement. As a result, the payment of operating costs was concluded not to be in substance a lease agreement, and therefore no right-of-use asset or lease liability were recognized. During the three months ended March 31, 2022 and 2021, the Company had remitted $275,000 and $150,000, respectively for the aforementioned Operating Costs. These costs were included in research and development expense in the statement of operations and comprehensive loss as the activities at the facility in 2022 and 2021 were related to design and testing of the Company’s products.

Note 6. Note Purchase Agreement

On December 14, 2021, the Company entered into a Note Purchase Agreement (“NPA”) with three unrelated third-party purchasers (“Purchasers”). The Purchasers provided financing to the Company in the form of bridge financing, aggregating principal of $2,000,000 (the “Notes”). The principal under the Notes shall be payable on the earlier of (i) December 14, 2022, and (ii) the date on which the Company consummates an initial public offering (“IPO”), herein referred to as the “Maturity Date”. The Notes bear interest at 8% with interest payments due monthly. The Company and the Purchasers have entered into a Security Agreement whereby the Notes are collateralized by substantially all the assets of the Company, both tangible and intangible both currently owned with stated exclusions, as defined, and any future acquired with stated exclusions, as defined.

The NPA provides for covenants that until all of the Notes have been converted, exchanged, redeemed or otherwise satisfied in accordance with their terms, the Company shall not, and the Company shall not permit any of its subsidiaries without the prior written consent of the Purchasers, a) incur or guarantee any new debt, b) issue any securities that would cause a breach or default under the NPA, c) incur any liens other than permitted, d) redeem or repurchase shares, e) declare or pay any cash dividend or distribution, e) sell, lease or dispose of assets other than in the ordinary course of business or f) engage in different line of business.

As additional consideration to the Purchasers for providing the financing, the Company also agreed to a) issue each Purchaser a number of shares of the Company’s Common Stock equal to 50% of the original principal amount each Purchaser’s Note (the “Contingent Stock”) and b) issue each Purchaser a number of warrants, which would allow the Purchasers to purchase additional shares of the Company’s Common Stock, equal to 50% of the original principal amount each Purchaser’s Note for a term of 5.5 years (the “Contingent Warrants”).

For both the Contingent Stock and the Contingent Warrants, the number of shares and warrants that each Purchaser will be issued is unknown at the time of the NPA and will be determined based on a formula of 50% of the original principal amount divided by a “Subsequent Offering Price” based on the valuation in a future offering of Common stock or other equity interest in the Company (such offering referred to as a “Consummated Offering”) during the period beginning on December 14, 2021 through and including the date the Company consummates an initial public offering (“IPO”) (such period referred to as the “Subsequent Offering Period”).

If the Company has a Consummated Offering, which is not an IPO, each Purchaser can elect to use the price per share of that Consummated Offering to determine the quantity of Contingent Stock and Contingent Warrants it would be issued from the Company. However, each Purchaser also has an option to elect not to use that price per share, but instead utilize the price per share from a future IPO to determine the quantity of Contingent Stock and Contingent Warrants it would be issued from the Company. In the event the Company has an offering that is not an IPO after December 14, 2021, and any Purchaser does not elect to utilize that per share price to determine the quantity of Contingent Stock or Contingent Warrants it would receive (with the plan to utilize a future IPO’s per share price), and there ultimately is no IPO in the future, the Company would not issue any Contingent Stock or Contingent Warrants to that Purchaser. In the event that the Company never has any Consummated Offering after December 14, 2021 (whether it be an IPO or other type of offering), the Contingent Stock and Contingent Warrants would never be issued to the Purchasers.

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

Note 6. Note Purchase Agreement (continued)

In accordance with ASC 480-10-25-14, a fixed monetary amount exists at inception for the total value of Contingent Stock that may be issued to each Purchaser. The Contingent Stock is not considered outstanding at inception, as it will only be issued upon the consummation of a Consummated Offering, and accordingly, is a conditional obligation. As such the fair market value (“FMV”) of the Contingent Stock at inception was $677,000, which was recorded as debt discount. Similarly, a fixed monetary amount further exists in inception for the total value of Contingent Warrants that may be issued to each Purchaser. Accordingly, a conditional obligation exists and as such the FMV of Contingent Warrants at inception was $585,000, which has been recorded as debt discount. The Company incurred $197,500 of debt issuance costs associated with the NPA. The debt issuance costs were allocated between the Notes, Contingent Stock and Contingent Warrants in a manner that was consistent with the allocation of the proceeds of the Notes. The portion of the debt issuance costs which were allocated to the Contingent Stock and Contingent Warrants, which was $124,460, was expensed during the year ended December 31, 2021. The debt issuance costs allocated to the Note was recorded as a debt discount.

The Contingent Stock and Contingent Warrant liabilities were measured at FMV on the date of issuance (based on the December 31, 2021 Black-Scholes valuation model). In estimating the fair value of the Contingent Stock and Warrants on March 31, 2022, the Company estimated the probability of a Consummated Offering of 95%, a probability of the Note held to maturity of 4% and a dissolution factor of 1%. The Contingent Stock was measured using a 12% discount for lack of marketability using the Finnerty model and the Contingent Warrants were measured using the Black-Scholes option-pricing model using the following assumptions:

	Stock	Warrants
Expected term (years)	0.5	5.5
Risk- Free interest rate	1.05%	2.39%
Expected Volatility	75%	92%
Dividend rate	0%	0%

At inception, the Notes were recorded at the net amount of approximately $665,000, after adjusting for debt discounts of approximately $1,335,000 relating to the debt issuance costs, Contingent Stock and Contingent Warrants. Management calculates the effective interest rate (“EIR”) to consider the potential repayment at redemption date by reference to the face value amount after taking into account the stated 8% interest rate. For three months ended months ended March 31, 2022, the Company recorded interest expense of $39,111 and accreted interest of $206,417.

The value of the Contingent Stock and Contingent Warrants is required to be re-measured at FMV at each reporting date (based on the Black-Scholes valuation model) with recognition of the changes in fair value to other income or expense in the consolidated statement of operations in accordance with ASC 480, Debt and Equity. For the three months ended March 31, 2022, the Company recorded a $287,000 fair market fair (FMV) charge to reflect the increase in the Contingent Stock and Contingent Warrant liabilities.

Subsequent to March 31, 2022, the Company completed its IPO (See Note 14(a)) and repaid the $2,000,000 Notes with net proceeds and settled the Contingent Stock and Warrant liability.

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

Note 7. Stockholders’ Equity

Capital Structure

On December 11, 2017, the Company was incorporated in Wyoming with 20,000,000 shares of common stock authorized with a $0.0001 par value. Effective, April 18, 2019, the Company’s authorized common stock was increased to 50,000,000 shares of common stock. The articles of incorporation also authorized 10,000 preferred shares with a $0.001 par value

Effective March 22, 2022, the Company completed a plan and agreement of merger with Sharps Technology, Inc., a Nevada corporation (“Sharps Nevada”). Pursuant to the merger agreement, (i) the Company merged with and into Sharps Nevada, (ii) each 3.5 shares of common stock of the Company were converted into one share of common stock of Sharps Nevada and (iii) the articles of incorporation and bylaws of Sharps Nevada, became the articles of incorporation and bylaws of the surviving corporation. The Company’s authorized common stock and preferred stock increased from 50,000,000 to 100,000,000 and 10,000 to 1,000,000 shares, respectively. The par value of preferred stock decreased from $0.001 to $0.0001 per share.

Common Stock

See Note 14(b) regarding Initial Public Offering.

During the three months ended March 31, 2021, the Company completed stock subscriptions through a private placement for 187,143 shares of common stock at $7.00 per share. The Company received cash proceeds of $1,310,000.

Note 8. Preferred Stock

In February 2018, the Company Board of Directors issued one share of Series A Preferred Stock to Alan Blackman, the Company’s co-founder and Director. The Series A Preferred Stock entitles the holder to vote 50.1% on any matters related to the election of directors. The Series A Preferred Stock has no right to dividends, or distributions in the event of a liquidation and is not convertible into common stock.

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

Note 9. Stock Options

A summary of options granted and outstanding is presented below.

	March 31, 2022
	Shares	Weighted Average Exercise Price
Outstanding at Beginning of year	1,137,479	$5.18

Outstanding at end of period	1,137,479	$5.18

Exercisable at end of period	936,905	$4.94

As of March 31, 2022 there was $932,530 of unrecognized stock-based compensation related to unvested stock options, which is expected to be recognized over a weighted-average period of 34 months.

The following table summarizes information about options outstanding at March 31, 2022:

Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life	Shares Exercisable
$1.75	97,143	$1.00	97,143
$2.80	155,714	$1.30	155,714
$4.38	344,286	$3.00	291,223
$7.00	540,336	$4.00	392,825

For the three months ended March 31, 2022 and 2021, the Company recognized stock-based compensation expense of $223,947, of which $213,635 and $10,312 was recorded in general and administrative and research and development expenses, respectively and $189,237, of which $137,673 and $51,564 was recorded in general and administrative and research and development expenses, respectively. Further, for the three months ended March 31, 2022, the Company recorded stock-based charges relating to consideration for purchase of machinery of $63,512 (see Note 4) and $40,901 relating to an Acquisition (see Note 5).

Note 10. Income Taxes

At the end of each interim reporting period, the Company estimates its effective tax rate expected to be applied for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods. Accordingly, the Company’s effective tax rate for the three months ended March 31, 2022 was 0%, compared to the effective tax rate of 0% for the three months ended March 31, 2021. The Company’s effective tax rates for both periods were affected primarily by a full valuation allowance on domestic net deferred tax assets.

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

Note 11. Related Party Transactions and Balances

As of March 31, 2022 and December 31, 2021, accounts payable and accrued liabilities include $104,313 and $59,375, respectively, payable to officers and directors and the Company. The amounts are unsecured, non-interest bearing and are due on demand.

Note 12. Fair Value Measurements

The Company’s financial instruments consisted of cash, accounts payable, notes payable, contingent stock liability and contingent warrant liability. Cash, contingent stock liability and contingent stock liability are measured at fair value. Accounts payable and notes payable are measured at amortized cost and approximates fair value due to their short duration and market rate for similar instruments, respectively.

As of March 31, 2022, the following financial assets and liabilities were measured at fair value on a recurring basis presented on the Company’s balance sheet:

	Fair Value Measurements Using			Balance as at March 31,
	Level 1	Level 2	Level 3	2022
	$	$	$	$
Assets
Cash	255,615	-	-	255,615
Contingent stock liability	-	-	847,000	847,000
Contingent warrant liability	-	-	702,000	702,000
Total assets measured at fair value	255,615	-	1,549,000	1,804,615

Note 13. Commitments and Contingencies

Contingencies

At each reporting period, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company is currently not involved in any litigation or other loss contingencies.

Royalty Agreement

In connection with the purchase of certain intellectual property in July 2017, Barry Berler and Alan Blackman entered into a royalty agreement which provides that Barry Berler will be entitled to a royalty of four percent (4%) of net sales derived from the use, sale, lease, rent and export of products related to the intellectual property. The royalty continues until the patent expires or is no longer used in the Company’s product. The royalty agreement was assumed by the Company in December 2017.

In September 2018, the Royalty Agreement was amended to reduce the royalty to 2% and further provided for a single payment of $500,000 to Barry Berler within three years in return for cancellation of all further royalty obligations of the Company. In May 2019, the Royalty Agreement was further amended to change the payment date to on or before May 31, 2021 or during the term of the amended Royalty Agreement should the Company be acquired or a controlling interest be acquired. The Company has not made the aforementioned payment or incur any change in control as such the 2% royalty remains in place.

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

Note 13. Commitments and Contingencies (continued)

Fixed Asset

The Company has an outstanding order to purchase molds of $120,000 of which progress payments $80,000 have been made and recorded in Other Assets. (See Note 4)

Engagement Agreement

On October 2, 2021, the Company entered into an engagement agreement with Aegis Capital Corp. (“Aegis”), and on January 21, 2022, the engagement agreement was amended. Pursuant to the engagement agreement as amended, the Company engaged Aegis to act as underwriter in connection with a proposed public offering of common stock and warrants by the Company. The agreement contemplates that (subject to execution of an underwriting agreement for the offering) Aegis would be entitled to an 8% underwriting discount, a 1% non-accountable expense allowance, reimbursement of certain expenses, and warrants to purchase 5% of the number of shares of common stock sold in the offering, with an exercise price equal to 125% of the public offering price and a term of four years and six months commencing six months from the closing of the offering. The agreement has a termination date of twelve months from the date thereof or upon completion of the proposed offering.

Note 14. Subsequent Events

(a)	Initial Public Offering:

On April 13, 2022, the Company completed its initial public offering (“IPO”) which was declared effective by the Security and Exchange Commission (SEC), and the Company’s common stock and warrants began trading on the Nasdaq Capital Market or Nasdaq on April 14, 2022 and which closed on April 19, 2022. As a result, the unaudited consolidated financial statements as of March 31, 2022 do not reflect the impact of the IPO. The net proceeds from the IPO, prior to payments of certain listing and professional fees were approximately $14.2 million. In connection with the closing of the IPO, the Company used net proceeds to repay the Note Payable of $2 million.

(b)	In connection with the repayment of the Note Payable, the Company issued to the Note holders 235,294 shares of common stock and 235,294 warrants.

(c)	Subsequent to the IPO, the Company awarded 267,500 options to officers, directors and employees under the 2022 Equity Incentive Plan at the market price on dated awarded.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our final prospectus or the Prospectus, filed with the Securities and Exchange Commission or the SEC, pursuant to Rule 424(b) under the Securities Act of 1933, as amended or the Securities Act), on April 15, 2022. The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in our other filings with the SEC, including the Prospectus. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements.

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us,” and “our” refer to Sharps Technology, Inc .and its consolidated subsidiaries.

Overview

Since our inception in 2017, we have devoted substantially all of our resources to the research and development of our safety syringe products. To date, we have generated no revenue. We have incurred net losses in each year since our inception and, as of March 31, 2022, we had an accumulated deficit of $12,537,425 Our net loss was $1,869,721 for the three months ended March 31, 2022. Substantially all of our net loss resulted from costs incurred in connection with our research and development efforts, payroll and consulting fees, stock compensation and general and administrative costs associated with our operations. See below Initial Public Offering, Liquidty and Capital Resources and Notes to Unaudited Financial Statements.

We classify our operating expenses as research and development, and general and administrative expenses. We maintain a corporate office located in Melville, New York, but employees and consultants work remotely and will continue to do so indefinitely. In June 2020, in connection with the agreement to acquire Safegard, a former syringe manufacturing facility in Hungary, by June 30, 2022, we were contractually provided the exclusive use of the facility for research and development and testing in exchange for payment of the seller’s operating costs, including among others, use of Safegard’s work force, utility costs and other services.

In order to compete in the market, we must build inventory. Commercial quantities of inventory are required to secure orders. Delivery is expected shortly after receiving orders.

Research and Development

Research and development expense consists of expenses incurred while performing research and development activities for our various syringe products. We recognize research and development expenses as they are incurred. Our research and development expense primarily consist of:

●	Manufacturing and testing costs and related supplies and materials;
●	Consulting fees paid for our Chief Technology Officer;
●	Operating costs paid to Safegard, including among others, for use of Safegard’s work force, utilities and other services, relating to the facility being utilized; and
●	Third-party costs, including engineering incurred for development and design.

Substantially all of our research and development expenses to date have been incurred in connection with our syringe products. We expect our research and development expenses to increase for the foreseeable future as we continue to enhance our product to meet the market requirements for our Sharps Provensa product line for its various intended uses throughout the world.

Initial Public Offering

On April 13, 2022, our registration statement on Form S-1 (File No. 333-263715), as amended, related to our initial public offering (“IPO”) was declared effective by the SEC, and our common stock and warrants began trading on the Nasdaq Capital Market or Nasdaq on April 14, 2022. Our IPO closed on April 19, 2022. As a result, our unaudited consolidated financial statements as of March 31, 2022 do not reflect the impact of our IPO. Net proceeds from the IPO were approximately $14.2 million. In connection with the closing of the IPO, the Company used net proceeds to repay the Note Payable of $2 million.

Critical Accounting Policies and Estimates and Recent Accounting Standards

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our financial statements, as well as the reported revenues and expenses during the reported periods. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Results of Operations

Revenue

The Company has not generated any revenue to date.

Research and Development

For the three months ended March 31, 2022, Research and Development (“R&D”) expenses increased to $506,375 compared to $467,564 for the three months ended March 31 2021. The increase of $38,811 was primarily due to increased R&D costs of approximately $125,000 from $150,000 in 2021 to $275,000 in 2022 paid to Safegard for operating costs to use their facility. The use of the facility, which commenced in June 2020, has been used for further development, production of current prototype samples and related testing. The operating costs primarily related to use of Safegard’s workforce, utility costs incurred and other services. In addition, we had increases in depreciation related to R&D equipment of $71,000 acquired and that commenced use later in 2021. We had decreases in: i) stock compensation expense relating to our Chief Technology Officer of $41,000 from $52,000 in 2021 to $10,000 in 2022 and ii) decreases in materials costs for testing of $116,000 from $167,000 in 2021 to $51,000 in 2022.

General and Administrative

For the three months ended March 31, 2022, General and Administrative (“G&A”) expenses were $830,900 as compared to $447,576 for the three months ended March 31, 2021. The increase of $383,333 was primarily attributable to increases in: i) payroll and consulting fees of $85,000 from $180,000 in 2021 to $265,000 in 2022, primarily due to increased amounts of payroll and fees paid and additional employees on staff, ii) increases in stock compensation expense, due to new option awards and increases in vesting of previously issued options, of approximately $76,000 from $138,000 in 2021 to $214,000 in 2022, relating to employees and consultants. We had an average of two employees in 2021 and through September 2021 which increased to four in the last quarter of 2021. We engaged an average of 5 consultants in 2022 and 2021, for varying amounts of services. In addition, we had increases in G&A in the three months ended March 31, 2022 of approximately $222,000, principally from increased marketing and promotion ($36,000), patent fees and registrations ($32,000), professional fees ($76,000), travel ($47,000), board fees ($15,000), insurance ($11,000) and other expenses ($5,000).

Interest (expense) income

Interest (expense), net of interest income of $91, was $245,437 for the three months ended March 31, 2022, compared to interest income of $452 for the three months ended March 31, 2021. Interest expense increased as of March 31, 2022, by $245,889 due to the financing entered into in December 2021 which resulted in interest payable at the 8% face amount of $39,111 plus accreted interest of $206,417 on the $2,000,000 Note Payable.

FMV Adjustment for Contingent Stock and Contingent Warrants

The value of the Contingent Stock and Contingent Warrants requires the Fair Market Value (“FMV”) to be remeasured at each reporting date while outstanding with recognition of the changes in fair value to other income or expense in the statement of operations and comprehensive income (loss). For the three months ended March 31, 2022, the Company recorded a $287,000 fair market fair (FMV) charge to reflect the increase in the Contingent Stock and Contingent Warrant liability. See Note 6 to the Unaudited Financial Statements.

Liquidity and Capital Resources

At March 31, 2022 and December 31, 2021, we had a cash balance of $255,615, and $1,479,166, respectively. The Company had working capital deficiency of $2,923,222 as of March 31, 2022 vs working capital deficiency of $1,156,998, as of December 31, 2021. The increase in our working capital deficiency was primarily related to use of cash in operations and investing in fixed asset purchased or deposits and the impact of the increased FMV and Note of 493,417

On April 13, 2022, the Company completed its initial public offering (“IPO”) which was declared effective by the Security and Exchange Commission (SEC), and the Company’s common stock and warrants began trading on the Nasdaq Capital Market or Nasdaq on April 14, 2022 and which closed on April 19, 2022. As a result, the unaudited consolidated financial statements as of March 31, 2022 do not reflect the impact of the IPO. The net proceeds from the IPO were approximately $14.2 million. In connection with the closing of the IPO, the Company used net proceeds to repay the Note Payable of $2 million. . See Note 14(a) to the unaudited financial statements.

Cash Flows

Net Cash Used in Operating Activities

The Company used cash of $1,216,051 and $716,071 in operating activities for the period ended March 31, 2022 and 2021, respectively. The increase in cash used was principally due to the Company incurring additional R&D activities during March 31, 2022, attributed to completing product design and product and production validation, and additional business related General and Administrative costs.

Net Cash Used in Investing Activities

For the three months ended March 31, 2022, and March 31, 2021, the Company used cash in investing activities of $40,000 and $925,000, respectively. In both periods, the cash was used to acquire or pay deposits for machinery and equipment of $40,000 and $850,000, respectively. Further, in the three months ended March 31, 2021 the Company used $75,000 for an escrow payment relating to the Safegard acquisition.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4).

Emerging Growth Company Status

We are an “emerging-growth company”, as defined in the JOBS Act, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies, including, but not limited to, not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As an emerging growth company we can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We intend to avail ourselves of these options. Once adopted, we must continue to report on that basis until we no longer qualify as an emerging growth company.

We will cease to be an emerging growth company upon the earliest of: (i) the end of the fiscal year following the fifth anniversary of the initial public offering; (ii) the first fiscal year after our annual gross revenue are $1.07 billion or more; (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; or (iv) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If, as a result of our decision to reduce future disclosure, investors find our common shares less attractive, there may be a less active trading market for our common shares and the price of our common shares may be more volatile.

We are also a “smaller reporting company”, meaning that the market value of our stock held by non-affiliates plus the aggregate amount of gross proceeds to us as a result of the IPO is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2022, the Company was not a public company and accordingly did not have disclosure controls and procedures.

Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings. From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity, reputational harm and other factors.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Prospectus for our IPO filed with the SEC on April 15, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the Prospectus for our IPO filed with the SEC on April 15, 2022. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sale of Unregistered Equity Securities

No unregistered equity securities were issued during the period ended March 31, 2022. In connection with the completion of the IPO we repaid the $2,000,000 Notes Payable and settled the Contingent Stock and Warrant liability by issuing 235,294 shares of common stock and 235,294 warrants.

Use of Proceeds

On April 13, 2022, our Registration Statement on Form S-1 (No. 333-263715) was declared effective by the SEC pursuant to which we issued and sold an aggregate of 3,750,000 units, each consisting of one share of common stock and two warrants, to purchase one share of common stock for each whole warrant, with an initial exercise price of $4.25 per share and a term of five years. In addition, we granted Aegis Capital Corp., as underwriter a 45-day over-allotment option to purchase up to 15% of the number of shares included in the units sold in the offering, and/or additional warrants equal to 15% of the number of Warrants included in the units sold in the offering, in each case solely to cover over-allotments, which the Aegis Capital Corp. partially exercised with respect to 1,125,000 warrants on April 19, 2022. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates. There has been no material change in the planned use of proceeds from our initial public offering from that described in the Prospectus.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1*	Certification of Co-Chief Executive Officers (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Co-Chief Executive Officers (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 25 day of May, 2022.

SHARPS TECHNOLOGY, INC.

May 25, 2022	/s/ Robert M. Hayes
Robert M. Hayes
Chief Executive Officer and Director (Principal Executive Officer)

May 25, 2022	/s/ Andrew R. Crescenzo
Andrew R. Crescenzo
Chief Financial Officer
(Principal Financial Officer)

