Form 10-Q
period 2022-06-30
Sharps Technology Inc.
filed 2022-08-15
CIK 1737995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 15, 2022, the issuer had 9,207,415 shares of common stock, par value $0.0001 per share, outstanding.

SHARPS TECHNOLOGY, INC.

i

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHARPS TECHNOLOGY, INC.

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
Assets:
Current Assets
Cash	$7,808,181	$1,479,166
Prepaid expenses	35,537	7,995
Inventory	127,441	121,994
Current Assets	7,971,159	1,609,155

Fixed Assets, net of accumulated depreciation	4,181,099	3,763,332
Other Assets	2,873,864	529,863
TOTAL ASSETS	$15,026,122	$5,902,350

Liabilities:
Current Liabilities
Accounts payable and accrued liabilities	$558,298	$804,138
Notes payable, net of discount	-	700,015
Contingent stock liability	-	677,000
Warrant liability	2,465,820	585,000

Total Current Liabilities	3,024,118	2,766,153

Commitments and Contingencies (Notes 5 and 14)
Subsequent Events (Note 15)

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; 1 share issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 9,207,415 shares issued and outstanding at June 30, 2022 (5,187,062 shares issued and outstanding December 31, 2021)	922	519
Common stock subscription receivable	-	(32,500)
Additional paid-in capital	24,060,753	13,835,882
Accumulated deficit	(12,059,671)	(10,667,704)
Total Stockholders’ Equity	12,002,004	3,136,197
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,026,122	$5,902,350

SHARPS TECHNOLOGY, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30,

(Unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2022	2021	2022	2021

Revenue, net	$-	$-	$-	$

Operating expenses:
Research and development	556,868	375,511	1,063,243		843,075
General and administrative	2,230,801	435,376	3,061,710		883,953
Total operating expenses	2,787,669	810,887	4,124,953		1,726,028
Loss from operations	(2,787,669)	(810,887)	(4,124,953)		(1,726,028)

Other income (expense)
Interest income (expense)	(1,100,507)	240	(1,345,944)		692
FMV income (expense) adjustment for Contingent Stock and Warrants	4,365,930	-	4,078,930		-
Total Other Income (Expense)	3,265,423	240	2,732,986		692
Net income (loss) and comprehensive income (loss)	$477,754	$(810,647)	$(1,391,967)		$(1,725,336)

Net earnings (loss) per share, basic and diluted	$0.06	$(0.17)	$(0.20)		$(0.37)
Weighted average shares used to compute net earnings (loss) per share, basic and diluted	8,669,372	4,827,000	6,928,217		4,712,000

SHARPS TECHNOLOGY, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2021

(Unaudited)

	Preferred Stock		Common Stock			Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Amount	Capital	Deficit	Equity

Balance – December 31, 2020	1	-	4,597,000	$460	$-	$8,133,655	$(6,003,292)	$2,130,823

Net loss for the three months ended March 31, 2021	-	-	-	-	-	-	(914,689)	(914,689)
Share-based payments	-	-	-	-	-	189,237	-	189,237
Issuance of common stock for equipment order	-	-	14,286	1	-	99,999	-	100,000

Balance - March 31, 2021	1	-	4,611,286	$461	$-	$8,422,891	$(6,917,981)	$1,505,371

Net loss for the three months ended June 30, 2021	-	-	-	-	-	-	(810,647)	(810,647)
Share-based payments	-	-	-	-	-	104,766	-	104,766
Issuance of common stock from subscriptions	-	-	237,143	24		1,659,976	-	1,660,000
Issuance of common stock for equipment order	-	-	57,143	6	-	399,994	-	400,000

Balance – June 30, 2021	1	-	4,905,572	$491	$-	$10,587,627	$(7,728,628)	$2,859,490

SHARPS TECHNOLOGY, INC.

CONDENSED STATEMENT OF STOCKHOLDER’S EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

(Unaudited)

	Preferred Stock		Common Stock		Common Stock Subscription	Additional Paid in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Equity

Balance -December 31, 2021	1	$-	5,187,062	$519	$(32,500)	$13,835,882	$(10,667,704)	3,136,197

Net loss for the three months ended March 31, 2022	-	-	-	-	-	-	(1,869,721)	(1,869721)
Share-based compensation charges	-	-	-	-	-	328,460	-	328,460
Collections of common stock subscriptions	-	-			32,500	-	-	32,500

Balance - March 31, 2022	1	$-	5,187,062	$519	$-	$14,164,342	$(12,537,425)	$1,627,436

Net income for the three months ended June 30, 2022	-	-	-	-	-	-	477,754	477,754
Shares issued in Initial Public Offering			3,750,000	375	-	8,974,282	-	8,974,657
Issuance of shares for contingent stock liability			235,294	24	-	495,976	-	496,000

Fractional share adjustment			59	-		-	-
Share-based compensation charges	-	-	-	-	-	365,606	-	365,606
Shares issued for services	-	-	35,000	4	-	60,547	-	60,551

Balance – June 30, 2022	1	$-	9,207,415	$922	$-	$24,060,753	$(12,059,671)	$12,002,004

SHARPS TECHNOLOGY, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30

	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,391,967)	$(1,725,336)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	156,100	3,500
Stock-based compensation	589,553	294,003
Common stock issued for services	60,551	-
Accretion of debt discount	1,299,985	-
FMV adjustment for Contingent Stock	(181,000)	-
FMV adjustment for Warrants	(3,897,930)	-
IPO Issuance costs relating to Warrants	550,433	-
Changes in operating assets
Prepaid expenses and other	(27,542)	-
Inventory	(5,448)	-
Accounts payable and accrued liabilities	(245,840)	15,501
Net cash used in operating activities	(3,093,105)	(1,412,332)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of machinery and equipment	(463,355)	(1,473,250)
Other assets – escrow and other	(2,350,000)	(85,262)
Net cash used in investing activities	(2,813,355)	(1,558,512)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Proceeds from Initial Public Offering Units	14,202,975	-
Repayment of note payable	(2,000,000)	-
Proceeds from subscriptions and subscriptions receivable	32,500	1,660,000
Net cash provided by financing activities	12,235,475	1,660,000

NET INCREASE (DECREASE) IN CASH	6,329,015	(1,310,844)
CASH — BEGINNING OF PERIOD	1,479,166	1,790,203
CASH — END OF PERIOD	$7,808,181	$479,359

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$47,111	$-

Non-cash investing and financing activity:
FMV for Common stock issued for contingent shares	$496,000	-
Vested stock options and common stock for fixed assets acquired	$63,612	$500,000
Vested stock options issued as consideration for acquisition	$40,901	$-

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Unaudited)

Note 1. Description of Business

Nature of Business

Sharps Technology, Inc. (“Sharps” or the “Company”) is a pre-revenue medical device company that has designed and patented various safety syringes and is seeking commercialization by manufacturing and distribution of its products.

The Company’s fiscal year ends on December 31.

On April 13, 2022, the Company Initial Public Offering was deemed effective with trading commencing on April 14, 2022. The Company received net proceeds of $14.2 million on April 19, 2022. (See Note 7)

Note 2. Summary of Significant Accounting Policies

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

Inventories

The Company values inventory at the lower of cost (average cost) or net realizable value. Work-in-process and finished goods inventories consist of material, labor, and manufacturing overhead. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. A reserve is established for any excess or obsolete inventories or they may be written off. At June 30, 2022 and December 31, 2021, inventory is comprised of raw materials.

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

The Company’s outstanding warrants are fair valued with the trading price which could cause fluctuations in operating results at the reporting periods.

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Unaudited)

Note 2. Summary of Significant Accounting Policies (continued)

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

There were no impairment losses recognized during the three and six months ended June 30, 2022 and 2021.

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Unaudited)

Note 2. Summary of Significant Accounting Policies (continued)

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

Derivative Instruments

The Company accounts for common stock warrants as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the warrants and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC 480”), Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own stock and whether the holders of the warrants could potentially require net cash settlement in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

At their issuance date and as of June 30, 2022, the warrants (see Note 7) were accounted for as liabilities as these instruments did not meet all of the requirements for equity classification under ASC 815-40 based on the terms of the aforementioned warrants. The resulting warrant liabilities are re-measured at each balance sheet date until their exercise or expiration, and any change in fair value is recognized in the Company’s statement of operations and comprehensive loss.

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Unaudited)

Note 2. Summary of Significant Accounting Policies (continued)

Basic and Diluted Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations and comprehensive loss. Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the year. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at June 30, 2022, there were 10,452,773 stock options and warrants that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.

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

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Unaudited)

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

The Company does not expect the adoption of any accounting pronouncements to have a material impact on the financial statements.

Note 4. Fixed Assets

Fixed asset, net, as of June 30, 2022 and December 31, 2021, are summarized as follows:

	June 30, 2022	December 31, 2021
Website	$16,600	$16,600
Machinery and equipment	4,352,633	3,778,766
	4,369,233	3,795,366
Less: accumulated depreciation	(188,134)	(32,034)
Fixed asset, net	$4,181,099	$3,763,332

Depreciation expense of fixed assets for the six months ended June 30, 2022 and 2021 was $156,100 and $3,500, respectively.

During the six months ended June 30, 2022, the Company recorded $63,512 in fixed asset costs relating to the estimated fair market value for options granted in 2021 for the acquired machinery. As of June 30, 2022, the Company has $100,000 in remaining payments for machinery purchased, which is included in accounts payable and accrued expenses.

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Unaudited)

Note 5. Other Assets

Other assets as of June 30, 2022 and December 31, 2021 are summarized as follows:

	2022	2021
Acquisition (see below)	$2,873,494	$472,701
Other	370	57,162
	$2,873,864	$529,863

Acquisition Agreement

In June 2020, the Company entered into a Share Purchase Agreement (“Agreement”) and amendments to the Agreement through June 30, 2022, collectively, the Agreements, to purchase either the stock or certain assets of a manufacturing facility for $2.5M in cash, plus additional consideration of 28,571 shares of common stock with an estimated fair market value of $7.00 and 35,714 stock options with an exercise price of $7.00. At March 31, 2022, the fair market value of the common stock of $200,000 and the vested options of $163,602 is included in Other Assets, The Agreements provided the Company various periods for due diligence and post due diligence, requirements for escrow payments of $150,000 and a closing date was expected by June 30, 2022 (“Closing Date”). Due to delayed approvals and registrations by the Hungarian government, the Company agreed to increase the escrow balance an additional $2,350,000.

As of June 30, 2022, the Company has paid $2,500,000 in escrow payments, which is recorded in Other Assets. The escrow payments may be forfeited upon: the occurrence of any damage to the assets caused by the actions of the Company; the occurrence of any debt on the books of the seller as a result of an expense initiated by the Company; any failure by the Company to fund the Operating Costs; and any material breach by the Company of its obligations under this Agreement that causes any financial damage to either the seller or the assets. On the Closing Date, the Escrow balances will be applied to the final payment due the Sellers. (See Note 15)

Through the Closing Date, the Agreements provide the Company with the exclusive use of the facility in exchange for payment of the facility’s operating costs. The monthly fee (“Operating Costs”), which primarily covers the facility’s operating costs, is mainly comprised of the seller’s workforce costs, materials and other recurring monthly operating cost.

The payment of the Operating Costs does not provide the Company with rights associated with a rent agreement. As a result, the payment of operating costs was concluded not to be in substance a lease agreement, and therefore no right-of-use asset or lease liability were recognized. During the three and six months ended June 30, 2022, the Company had remitted $337,000 (2021 - $226,000) and $771,000 (2021 - $691,000), respectively for the aforementioned Operating Costs. These costs were included in research and development expense in the statement of operations and comprehensive loss as the activities at the facility in 2022 and 2021 were related to design and testing of the Company’s products.

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Unaudited)

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

As additional consideration to the Purchasers for providing the financing, the Company also agreed to a) issue each Purchaser a number of shares of the Company’s Common Stock equal to 50% of the original principal amount each Purchaser’s Note (the “Contingent Stock”) and b) issue each Purchaser a number of warrants, which would allow the Purchasers to purchase additional shares of the Company’s Common Stock, equal to 50% of the original principal amount each Purchaser’s Note for a term of 5.0 years (the “Contingent Warrants”).

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

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Unaudited)

Note 6. Note Purchase Agreement (continued)

In accordance with ASC 480-10-25-14, a fixed monetary amount exists at inception for the total value of Contingent Stock that may be issued to each Purchaser. The Contingent Stock is not considered outstanding at inception, as it will only be issued upon the consummation of a Consummated Offering, and accordingly, is a conditional obligation. As such the fair market value (“FMV”) of the Contingent Stock at inception was $677,000, which was recorded as debt discount. Similarly, a fixed monetary amount further exists in inception for the total value of Contingent Warrants that may be issued to each Purchaser. Accordingly, a conditional obligation exists and as such the FMV of Contingent Warrants at inception was $585,000, which has been recorded as debt discount. The Company incurred $197,500 of debt issuance costs associated with the NPA. The debt issuance costs were allocated between the Notes, Contingent Stock and Contingent Warrants in a manner that was consistent with the allocation of the proceeds of the Notes. The portion of the debt issuance costs which were allocated to the Contingent Stock and Contingent Warrants, which was $124,460, was expensed during the year ended December 31, 2021. The debt issuance costs allocated to the Notes were recorded as a debt discount.

The Contingent Stock and Contingent Warrant liabilities were measured at FMV on the date of issuance (based on the Black-Scholes valuation model).

At inception, the Notes were recorded at the net amount of approximately $665,000, after adjusting for debt discounts of approximately $1,335,000 relating to the debt issuance costs, Contingent Stock and Contingent Warrants. Management calculates the effective interest rate (“EIR”) to consider the potential repayment at redemption date by reference to the face value amount after taking into account the stated 8% interest rate. For six months ended June 30, 2022, the Company recorded interest expense of $39,111 (2021 - $nil) and accreted interest of $1,299,895 (2021 - $nil) and repaid the $2,000,000 Notes with proceeds from the IPO that closed on April 19, 2022.

The Contingent Stock and Contingent Warrant liabilities were measured at FMV on the date of issuance using the Black-Scholes valuation model.

The value of the Contingent Stock and Contingent Warrants is required to be re-measured at FMV at each reporting date, using either the Black-Scholes valuation model or other valuation method, with recognition of the changes in fair value to other income or expense in the statement of operations in accordance with ASC 480, Debt and Equity. On April 19, 2022,   the Company issued 235,295 shares of Common Stock to settle the Contingent Stock liability, re-measured the liability at its estimated FMV based on the stock’s trading price and reclassified $496,000 to Common Stock Par Value and Additional Paid in Capital.

In connection with the closing of the IPO, 235,295 Contingent Warrants (“Note Warrants”) with an exercise price of $4.25. were issued. The terms of the Note Warrants continue to require classification as a liability under ASC 815 with recognition of the changes in fair value to other income or expense in the statement of operations in accordance with ASC 480 Debt and Equity. During the six months ended June 30, 2022, the Company recorded a FMV income adjustment of $520,000 to reduce the Warrant liability from $585,000 at December 31, 2021 to $65,000 at June 30,2022. (See Notes 7 and 9)

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Unaudited)

Note 7. Stockholders’ Equity

Capital Structure

On December 11, 2017, the Company was incorporated in Wyoming with 20,000,000 shares of common stock authorized with a $0.0001 par value. Effective, April 18, 2019, the Company’s authorized common stock was increased to 50,000,000 shares of common stock. The articles of incorporation also authorized 10,000 preferred shares with a $0.001 par value.

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

Common Stock

On April 13, 2022  , the Company’s initial public offering (“IPO”) was declared effective by the SEC pursuant to which the Company issued and sold an aggregate of 3,750,000 units (“Units”), each consisting of one share of common stock and two warrants, to purchase one share of common stock for each whole warrant, with an initial exercise price of $4.25 per share and a term of five years. In addition, the Company granted Aegis Capital Corp., as underwriter a 45-day over-allotment option to purchase up to 15% of the number of shares included in the units sold in the offering, and/or additional warrants equal to 15% of the number of Warrants included in the units sold in the offering, in each case solely to cover over-allotments, which the Aegis Capital Corp. partially exercised with respect to 1,125,000 warrants on April 19, 2022.

The Company’s common stock and warrants began trading on the Nasdaq Capital Market or Nasdaq on April 14, 2022. The net proceeds from the IPO, prior to payments of certain listing and professional fees were approximately $14.2 million. The net proceeds, after reflecting par value, has been recorded in Additional Paid in Capital and with respect to the Warrants as a liability under ASC 815. (See Note 9)

During the six months ended June 30, 2022, the Company issued 35,000 shares of common stock at the trading stock price in connection with services provided to the Company and recorded a charge of $60,551, In addition, the Company issued 235,295 common shares relating to the Note Purchase agreement. (See Note 6)

Warrants

a)	In connection with the IPO in April 2022, the Company issued 7,500,000 warrants (Trading Warrants) as a component of the Units and 1,125,000 warrants to the underwriter (Overallotment Warrants), as noted in Common Stock above. The Trading and Overallotment Warrants were recorded at the FMV, being the trading price of the warrants, on the IPO effective date and the Warrants are classified as a Liability based on ASC 815. The Warrant liability requires remeasurement at each reporting period. At the IPO, the liability was $5,778,750 and at June 30, 2022 the liability was $2,401,338. During the three months ended June 30, 2022, the Company recorded a FMV income adjustment of $3,378,412. (See Note 9)

b)	The Company has issued 235,295 Warrants (“Note Warrants”) to the Purchasers of the Notes on April 19, 2022. The Note Warrants have an exercise price of $4.25 and a term of five years. (See Note 6)

c)	The underwriter received 187,500 warrants in connection with the IPO for a nominal cost of $11,250. The Warrants have an exercise price of $5.32 and are exercisable after October 9, 2022. The FMV at the date of issuance was $228,655 computed using the Black Sholes valuation method with the following assumptions: a) volatility of 93.47%, five-year term, risk free interest rate 2.77% and 0% dividend rate. The FMV was classified as additional issuance costs.

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Unaudited)

Note 8. Preferred Stock

In February 2018, the Company Board of Directors issued one share of Series A Preferred Stock to Alan Blackman, the Company’s co-founder and Director. The Series A Preferred Stock entitles the holder to vote on any matters related to the election of directors and was reduced from 50.1% at December 31, 2021 to 25%, effective with the IPO. The Series A Preferred Stock has no right to dividends, or distributions in the event of a liquidation and is not convertible into common stock. In the event the Company is sold during the two-year period following completion of IPO at a price per share of more than 500% of the initial offering price per Unit in the IPO, the Series A Preferred Stock, as in effect upon completion of the IPO, will entitle the holder to 10% of the total purchase price.

Note 9. Warrant Liability

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented as a Warrant liability in the accompanying balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the statement of operations and comprehensive income (loss). (See Note 6 and 7)

The Warrant liability at June 30, 2022 was as follows:

Note Warrants (b)	$65,482
Trading and Overallotment Warrants (a)	2,400,338
Total	$2,465,820

The following table presents the changes in the Warrant liability of the Level 1 warrants issued on April 14, 2022, the effective date of the IPO measured at fair value:

Total

FMV of Note Warrants	$157,647

FMV of Trading and Overallotment Warrants	5,778,750

Change in fair value of warrant liability	(3,470,577)

Fair Value at June 30. 2022	$2,465,820

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Unaudited)

Note 10. Stock Options

A summary of options granted and outstanding is presented below:

	June 30, 2022
	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	1,137,479	$5.18
Options granted	267,500	1.21
Outstanding at end of period	1,404,979	$4.42

Exercisable at end of period	1,070,910	$4.55

During the six months ended June 30 2022, the Company issued 267,500 stock options. As of June 30, 2022 there was $781,386 of unrecognized stock-based compensation related to unvested stock options, which is expected to be recognized over a weighted-average period of 29 months.

The following table summarizes information about options outstanding at June 30, 2022:

Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life	Shares Exercisable
$1.21	267,500	4.80	103,946
$1.75	97,143	$.75	97,143
$2.80	155,714	$1.00	155,714
$4.38	344,286	$2.75	332,624
$7.00	540,336	$3.75	388,483

For the three months ended June 30, 2022 and 2021, the Company recognized stock-based compensation expense of $365,606, of which $325,736 and $39,870 was recorded in general and administrative and research and development expenses, respectively and $104,766 in 2021, of which $94,454 and $10,312 was recorded in general and administrative and research and development expenses, respectively.

For the six months ended June 30, 2022 and 2021, the Company recognized stock-based compensation expense of $589,553, of which $539,371 and $50,182 was recorded in general and administrative and research and development expenses, respectively and $293,983 in 2021, of which $232,107 and $61,876 was recorded in general and administrative and research and development expenses, respectively. Further, for the six months ended June 30, 2022, the Company recorded stock-based charges relating to consideration for purchase of machinery of $63,512 (See Note 4) and $40,901 relating to an Acquisition. (See Note 5)

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Unaudited)

Note 11. Income Taxes

At the end of each interim reporting period, the Company estimates its effective tax rate expected to be applied for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods. Accordingly, the Company’s effective tax rate for the three and six months ended June 30, 2022 was 0%, compared to the effective tax rate of 0% for the three and six months ended June 30, 2021. The Company’s effective tax rates for both periods were affected primarily by a full valuation allowance on domestic net deferred tax assets.

Note 12. Related Party Transactions and Balances

As of June 30, 2022 and December 31, 2021, accounts payable and accrued liabilities include $294,419 and $59,375, respectively, payable to officers and directors and the Company. The amounts are unsecured, non-interest bearing and are due on demand. (See Note 15).

Note 13. Fair Value Measurements

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

As of June 30, 2022, the following financial assets and liabilities were measured at fair value on a recurring basis presented on the Company’s balance sheet:

	Fair Value Measurements Using			Balance as at
	Level 1	Level 2	Level 3	June 30, 2022
	$	$	$	$
Assets
Cash	7,808,181	-	-	7,808,181
	-	-
Total assets measured at fair value	7,808,181	-		7,808,181

Liabilities
Warrants liability	2,465,820			2,465,820

Total liabilities measured at fair value	2,465,820			2,465,820

Note 14. Commitments and Contingencies

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

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Unaudited)

Note 14. Commitments and Contingencies (continued)

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

Engagement Agreement

On October 2, 2021, the Company entered into an engagement agreement with Aegis Capital Corp. (“Aegis”), and on January 21, 2022, the engagement agreement was amended. Pursuant to the engagement agreement as amended, the Company engaged Aegis to act as underwriter in connection with a proposed public offering of common stock and warrants by the Company. The agreement contemplates that (subject to execution of an underwriting agreement for the offering) Aegis would be entitled to an 8% underwriting discount, a 1% non-accountable expense allowance, reimbursement of certain expenses, and warrants to purchase 5% of the number of shares of common stock sold in the offering, with an exercise price equal to 125% of the public offering price and a term of four years and six months commencing six months from the closing of the offering. The agreement has a termination date of twelve months from the date thereof or upon completion of the proposed offering which occurred on April 14, 2022.

Note 15. Subsequent Events

Acquisition

The Company closed on the Acquisition for the shares of Safegard Medical (see Note 5) on July 8, 2022 and released $2,450,000 in escrow funds. The remaining $50,000 in escrow will be held until finalization of any transfer taxes due.

Employment Agreement

Subsequent to June 30, 2022, the Company cancelled the consulting agreement with Alan Blackman, Co- Chairman and Chief Operating Officer and entered into an Employment Agreement which provides for annual salary of $256,000 and provisions compensation adjustments, expense and tax differential reimbursements, benefits and bonuses. At June 30, 2022, the Company approved and accrued a $250,000 bonus to Mr. Blackman for services provided in 2022.

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

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us,” and “our” refer to Sharps Technology, Inc.

Overview

Since our inception in 2017, we have devoted substantially all of our resources to the research and development of our safety syringe products. To date, we have generated no revenue. We have incurred net losses in each year since our inception and, as of June 30, 2022, we had an accumulated deficit of $ 12,059,672. Our net income (loss) was $477,754 and $(1,391,967) for the three and six months ended June 30, 2022. Substantially all of our net loss resulted from costs incurred in connection with our research and development efforts, payroll and consulting fees, stock compensation, general and administrative costs associated with our operations, including costs incurred for being a public company since April 14, 2022. See below Initial Public Offering, Liquidity and Capital Resources and Notes to Unaudited Condensed Financial Statements.

We classify our operating expenses as research and development, and general and administrative expenses. We maintain a corporate office located in Melville, New York, but employees and consultants work remotely and will continue to do so indefinitely. In June 2020, in connection with the agreement to acquire Safegard, a former syringe manufacturing facility in Hungary, which was completed on July 8, 2022, we were contractually provided the exclusive use of the facility for research and development and testing in exchange for payment of the seller’s operating costs, including among others, use of Safegard’s work force, utility costs and other services. During the quarter ended June 30, 2022, we transferred an additional $2,350,000 to an Escrow Account for a total of $2,500,000 in advance of final government approval of the Acquistion.

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

Research and Development

Research and development expense consists of expenses incurred while performing research and development activities for our various syringe products. We recognize research and development expenses as they are incurred. Our research and development expense primarily consist of:

●	Manufacturing and testing costs and related supplies and materials;
●	Consulting fees paid and stock compensation expense for our Chief Technology Officer;
●	Operating costs paid to Safegard, including among others, for use of Safegard’s work force, utilities and other services, relating to the facility being utilized and materials purchased on our behalf; and
●	Third-party costs, including engineering incurred for development and design.

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

Critical Accounting Policies and Estimates and Recent Accounting Standards

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our financial statements, as well as the reported revenues and expenses during the reported periods. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The FMV adjustments, based on the trading price of outstanding warrants classified as liabilities, could impact the operating results in the reporting periods.

Results of Operations – three months ended June 30, 2022

	Three Months Ended
	June 30, 2022	June 30, 2021	Change	Change %
	$	$	$	%
Research and development	$556,868	$375,511	$181,357	48%
General and administrative	2,230,801	435,376	1,795,425	412%
Interest expense (income)	1,100,507	(240)	1,100,747	100%
FMV (income) expense adjustment for Contingent Stock & Warrants	(4,365,930)		(4,365,930)	100%
Net income (loss)	$477,754	(810,647)	1,288,401	158%

Revenue

The Company has not generated any revenue to date.

Research and Development

For the three months ended June 30, 2022, Research and Development (“R&D”) expenses increased to $556,868 compared to $375,511 for the three months ended June 30 2021. The increase of $181,357 was primarily due to increased R&D costs of approximately $71,000 from $266,000 in 2021 to $337,000 in 2022 paid to Safegard for operating costs to use their facility and the purchase of raw materials. The facility, since June 2020, has been used for further development, production of current prototype samples and related testing. The operating costs primarily related to use of Safegard’s workforce, utility costs incurred and other services. In addition, we had increases in depreciation related to R&D equipment of $81,000 and that commenced in the quarters in 2021. We had an approximate $29,000 increase in stock compensation as grants fully vested.

General and Administrative

For the three months ended June 30, 2022, General and Administrative (“G&A”) expenses were $2,230,801 as compared to $435,376 for the three months ended June 30, 2021. The increase of $1,795,425 was primarily attributable to increases in: i) payroll and consulting fees of $314,000 from $202,000 in 2021 to $516,000 in 2022, primarily due to increased amounts of payroll and increased staffing, ii) increases in stock compensation expense, due to new option awards and increases in vesting of previously issued options, of approximately $231,000 from $94,000 in 2021 to $326,000 in 2022, relating to employees and consultants. We had an average of two employees in 2021 and through September 2021 which increased to four in the last quarter of 2021. We engaged an average of 3 consultants in 2022 and 2021, for varying amounts of services. In addition, we had increases in G&A in the three months ended June 30, 2022 of approximately $1,250,000, principally from increased marketing and promotion ($67,000), professional fees ($82,000), travel ($81,000), board fees ($83,000), insurance ($154,000), public company and investor relations related ($211,000), issuance costs relating to warrants ($550,000) and other expenses ($22,000).

Interest expense (income)

Interest expense, net of interest income of $1,061 was $1,100,507 for the three months ended June 30, 2022, compared to interest income of $240 for the three months ended June 30, 2021. Interest expense increased, by $1,100,747 due to the financing entered into in December 2021 which resulted in interest payable at the 8% face amount of $8,000 plus accreted interest of $1,092,747 on the $2,000,000 Notes Payable which were repaid with proceeds from IPO.

FMV Adjustment for Contingent Stock and Warrants

The value of the Contingent Stock and Contingent Warrants (“Note Warrants”) required the Fair Market Value (“FMV”) to be remeasured at each reporting date while outstanding with recognition of the changes in fair value to other income or expense in the statement of operations and comprehensive income (loss). For the three months ended June 30, 2022, the Company recorded a $351,000, fair market fair (FMV) benefit to reflect the decrease in the Contingent Stock through the date the shares were issued. For the three months ended June 30, 2022, the Company recorded a $4,014,000 FMV income to reflect the decrease in the Note Warrants and Warrants issued with the IPO. (See Note 6, 7 and 9 to the Unaudited Condensed Financial Statements)

Results of Operations – six months ended June 30, 2022

	Six Months Ended
	June 30, 2022	June 30, 2021	Change	Change %
	$	$	$	%
Research and development	$1,063,243	843,075	220,168	26%
General and administrative	3,061,710	882,953	2,178,757	247%
Interest expense / (income)	1,345,944	(692)	1,346,636	100%
FMV (income) expense adjustment for Contingent Stock & Warrants	(4,078,930)	0	(4,078,930)	100%
Net loss	$1,391,967	1,725,336	(333,369)	(19)%

Revenue

The Company has not generated any revenue to date.

Research and Development

For the six months ended June 30, 2022, Research and Development (“R&D”) expenses increased to $1,063,243 compared to $843,075 for the six months ended June 30, 2021. The increase of $220,168 was primarily due to increased R&D costs of approximately $80,000 from $691,000 in 2021 to $771,000 in 2022 paid to Safegard for operating costs to use their facility and the purchase of R&D materials. The facility, since June 2020, has been used for further development, production of current prototype samples and related testing. The operating costs primarily related to use of Safegard’s workforce, utility costs incurred and other services. In addition, we had increases in depreciation related to R&D equipment of $152,000 that commenced in the later quarters in 2021. We had decreases in stock compensation expense of approximately $12,000 from $62,000 for the first six months ended June 30, 2021 to $50,000 for the six months ended June 30, 2022. The decline was primarily due to the timing of vested awards.

General and Administrative

For the six months ended June 30, 2022, General and Administrative (“G&A”) expenses were $3,061,710 as compared to $882,953 for the six months ended June 30, 2021. The increase of $2,178,757 was primarily attributable to increases in: i) payroll and consulting fees of $400,000 from $382,000 in 2021 to $782,000 in 2022, primarily due to increased amounts of payroll and fees paid and additional employees on staff, ii) increases in stock compensation expense, due to new option awards and increases in vesting of previously issued options, of approximately $307,000 from $232,000 in 2021 to $539,000 in 2022, relating to employees and consultants. We had an average of two employees in 2021 and through September 2021 which increased to four in the last quarter of 2021. We engaged an average of 3 consultants in 2022 and 2021, for varying amounts of services. In addition, we had increases in G&A in the six months ended June 30, 2022 of approximately $1,471,1,000, principally from increased marketing and promotion ($103,000), patent fees and registrations ($20,000), professional fees ($159,000), travel ($109,000), board fees ($98,000), insurance ($165,000), public company related expenses and investor relations ($218,000), issuance costs relating to the warrants ($550,000), rent expense ($19,000) and other expenses ($30,000).

Interest expense (income)

Interest expense, net of interest income of $1,152, was $1,345,944 for the six months ended June 30, 2022, compared to interest income of $692 for the six months ended June 30, 2021. Interest expense increased by $1,346,636 due to the financing entered into in December 2021 which resulted in interest payable at the 8% face amount of $47,111 plus accreted interest of $1,299,985 on the $2,000,000 Note Payable which was repaid at the IPO closing with net proceeds.

FMV Adjustment for Contingent Stock and Warrants

The value of the Contingent Stock, Note Warrants and other Warrants requires the Fair Market Value (“FMV”) to be remeasured at each reporting date while outstanding with recognition of the changes in fair value to other (income) expense in the statement of operations and comprehensive income (loss). For the six months ended June 30, 2022, the Company recorded a $181,000 fair market value (FMV) benefit to reflect the decrease in the Contingent Stock liability through the date the shares were issued. For the six months ended June 30, 2022, the Company recorded a $3,898,000 FMV income adjustment to reflect the decrease in Note Warrants and Warrants issued with the IPO. (See Note 6 and 7 to the Unaudited Condensed Financial Statements)

Liquidity and Capital Resources

On April 13, 2022, the Company completed its initial public offering (“IPO”) which was declared effective by the Security and Exchange Commission (SEC), and the Company’s common stock and warrants began trading on the Nasdaq Capital Market or Nasdaq on April 14, 2022 and which closed on April 19, 2022. The net proceeds from the IPO were approximately $14.2 million of which $5,779,000 was attributed to the Warrant liability. (See Note 7 and 9 to the Unaudited Condensed Financial Statements)

At June 30, 2022 and December 31, 2021, we had a cash balance of $7,808,181, and $1,479,166, respectively. The Company has working capital of $4,947,040as of June 30, 2022 vs working capital deficiency of $1,156,998, as of December 31, 2021. The increase in our working capital was primarily related to net proceeds from our initial public offering of approximately $14.2 million prior to the effect of recording the liability attributed to the warrants from the IPO, less use of cash in operations, investing in fixed assets purchased, repayment of the Note Payable of $2.0 million and $2.4 in additional escrow paid relating to the Safegard acquisition agreement.

Cash Flows

Net Cash Used in Operating Activities

The Company used cash of $3,093,105 and $1,412,332 in operating activities for the six months ended June 30, 2022 and 2021, respectively. The increase in cash used was principally due to the Company incurring additional SG&A expenses and R&D activities as described above during six months ended June 30, 2022.

Net Cash Used in Investing Activities

For the six months ended June 30, 2022 and 2021, the Company used cash in investing activities of $2,813,355 and $1,558,512, respectively. In both periods, the cash was used to acquire or pay deposits for machinery and equipment of $463,355 and $1,473,250, respectively. Further, in the six months ended June 30, 2022 and 2021 the Company used $2,350,000 and $75,000, respectively for escrow payments relating to the Safegard acquisition.

Net Cash Provided by Financing Activities

For the six months ended June 30, 2022 and 2021, the Company provided cash from financing activities of $12,235,475 and $1,660,000, respectively. In the 2022 period, the cash provided was primarily from the IPO net proceeds of $14,202,975,prior to the effect of recording the liability attributed to the warrants from the IPO, less the Notes repayment of $2,000,000. In 2021, the cash provided was from stock subscriptions from a private placement.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4).

Emerging Growth Company Status

We are an “emerging-growth company”, as defined in the JOBS Act, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies, including, but not limited to, not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As an emerging growth company, we can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We intend to avail ourselves of these options. Once adopted, we must continue to report on that basis until we no longer qualify as an emerging growth company.

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

We are also a “smaller reporting company,” meaning that the market value of our stock held by non-affiliates plus the aggregate amount of gross proceeds to us as a result of the IPO is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million. If we are a smaller reporting company at the time, we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been or would be detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sale of Unregistered Equity Securities

No unregistered equity securities were issued during the period ended June 30, 2022 except for the 35,000 shares issued in connection with services provided to the Company. In connection with the completion of the IPO we repaid the $2,000,000 Notes Payable and settled the Contingent Stock liability by issuing 235,295 shares of common stock. Further, the Company issued 235,295 warrants to the Purchasers in connection with the Note Purchase agreement.

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

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1 *	Employment Agreement between the Company and Alan R. Blackman dated August 1, 2022.
31.1*	Certification of Co-Chief Executive Officers (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Co-Chief Executive Officers (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 25 day of May, 2022.

SHARPS TECHNOLOGY, INC.

August 15, 2022	/s/ Robert M. Hayes
Robert M. Hayes
Chief Executive Officer and Director (Principal Executive Officer)

August 15, 2022	/s/ Andrew R. Crescenzo
Andrew R. Crescenzo
Chief Financial Officer
(Principal Financial Officer)

