Form 10-Q
period 2022-09-30
Sharps Technology Inc.
filed 2022-11-14
CIK 1737995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 14, 2022, the issuer had 9,407,415 shares of common stock, par value $0.0001 per share, outstanding.

SHARPS TECHNOLOGY, INC.

i

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHARPS TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
Assets:
Current Assets
Cash	$6,389,839	$1,479,166
Prepaid expenses & other current assets	76,440	7,995
Inventory	233,742	121,994
Total Current Assets	6,700,021	1,609,155

Fixed Assets, net of accumulated depreciation	6,644,490	3,763,332
Other Assets	188,701	529,863
TOTAL ASSETS	$13,533,212	$5,902,350

Liabilities:
Current Liabilities
Accounts payable and accrued liabilities	$712,260	$804,138
Notes payable, net of discount	-	700,015
Contingent stock liability	-	677,000
Contingent warrant liability	-	585,000
Warrant liability	3,101,102	-

Total Current Liabilities	3,813,362	2,766,153

Commitments and Contingencies (Note 15)
Subsequent Event (Note 16)

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; 1 share issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 9,207,415 shares issued and outstanding at September 30, 2022 (5,187,062 shares issued and outstanding December 31, 2021)	922	519
Common stock subscription receivable	-	(32,500)
Additional paid-in capital	24,367,585	13,835,882
Accumulated other comprehensive loss	(190,863)	-
Accumulated deficit	(14,457,794)	(10,667,704)
Total Stockholders’ Equity	9,719,850	3,136,197
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,533,212	$5,902,350

SHARPS TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30

(Unaudited)

	THREE MONTHS ENDED SEPT 30,		NINE MONTHS ENDED SEPT 30,
	2022	2021	2022	2021

Revenue, net	$-	$-	$-	$-

Operating expenses:
Research and development	457,627	355,891	1,520,870	1,198,966
General and administrative	1,339,448	985,390	4,401,158	1,868,342
Total operating expenses	1,797,075	1,341,281	5,922,028	3,067,308
Loss from operations	(1,797,075)	(1,341,281)	(5,922,028)	(3,067,308)

Other income (expense)
Interest income (expense)	11,332	33	(1,334,612)	724
FMV gain (loss) adjustment for derivatives	(635,283)	-	3,443,647	-
Other	14,896	-	14,896	-
Foreign exchange gain	8,007	-	8,007	-
Total Other Income (Expense)	(601,048)	33	2,131,938	724
Net loss	$(2,398,123)	$(1,341,248)	$(3,790,090)	$(3,066,584)

Net loss per share, basic and diluted	$(0.26)	$(0.27)	$(0.49)	$(0.62)
Weighted average shares used to compute net loss per share, basic and diluted	9,207,386	4,945,010	5,959,577	4,789,670

Other comprehensive loss
Foreign currency translation	$(190,863)	-	$(190,863)	-

Total Comprehensive Loss	$(2,588,986)	$(1,341,248)	$(3,980,953)	$(3,066,584)

SHARPS TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

(Unaudited)

	Preferred Stock		Common Stock			Additional		Total
	Shares	Amount	Shares	Amount	Subscription Receivable	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity

Balance – December 31, 2020	1	-	4,597,000	$460	$-	$8,133,655	$(6,003,292)	$2,130,823

Net loss for the three months ended March 31, 2021	-	-	-	-	-	-	(914,689)	(914,689)
Share-based payments	-	-	-	-	-	189,237	-	189,237
Issuance of common stock for equipment order	-	-	14,286	1	-	99,999	-	100,000

Balance - March 31, 2021	1	-	4,611,286	$461	$-	$8,422,891	$(6,917,981)	$1,505,371

Net loss for the three months ended June 30, 2021	-	-	-	-	-	-	(810,647)	(810,647)
Share-based payments	-	-	-	-	-	104,766	-	104,766
Issuance of common stock from subscriptions	-	-	237,143	24	-	1,659,976	-	1,660,000
Issuance of common stock for equipment order	-	-	57,143	6	-	399,994	-	400,000

Balance – June 30, 2021	1	-	4,905,572	$491	$-	$10,587,627	$(7,728,628)	$2,859,490
Net loss for the three months ended September 30, 2021	-	-	-	-	-	-	(1,341,248)	(1,341,248)
Share-based payments	-	-	-	-	-	900,000	-	900,000
Issuance of common stock for services			2,857	-	-	20,000	-	20,000
Issuance of common stock from subscriptions	-	-	113,715	11	(50,000)	764,419	-	746,430
Issuance of common stock as advance on asset acquisition	-	-	28,571	3	-	199,997	-	200,000

Balance – September 30, 2021	1	-	5,050,715	$505	$(50,000)	$12,472,043	$(9,069,876)	$3,384,672

SHARPS TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

(Unaudited)

	Preferred Stock		Common Stock		Common Stock Subscription	Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Receivable	Capital	Loss	Deficit	Equity

Balance -December 31, 2021	1	$-	5,187,062	$519	$(32,500)	$13,835,882	-	$(10,667,704)	3,136,197

Net loss for the three months ended March 31, 2022	-	-	-	-	-	-	-	(1,869,721)	(1,869,721)
Share-based compensation charges	-	-	-	-	-	328,460	-	-	328,460
Collections of common stock subscriptions	-	-	-	-	32,500	-	-	-	32,500

Balance - March 31, 2022	1	$-	5,187,062	$519	$-	$14,164,342	-	$(12,537,425)	$1,627,436

Net income for the three months ended June 30, 2022	-	-	-	-	-	-	-	477,754	477,754
Shares issued in Initial Public Offering			3,750,000	375	-	8,974,282	-	-	8,974,657
Issuance of shares for contingent stock liability			235,294	24	-	495,976	-	-	496,000

Fractional share adjustment			59	-		-	-	-
Share-based compensation charges	-	-	-	-	-	365,606	-	-	365,606
Shares issued for services	-	-	35,000	4	-	60,547	-	-	60,551

Balance – June 30, 2022	1	$-	9,207,415	$922	$-	$24,060,753	-	$(12,059,671)	$12,002,004
Net Loss for the three months ended September 30, 2022	-	-	-	-	-	-	-	(2,398,123)	(2,398,123)
Share-based compensation charges	-		-	-	-	306,832	-	-	306,832
Foreign currency translation	-		-	-	-	-	(190,863)	-	(190,863)
Balance – September 30, 2022	1	-	9,207,415	922	-	24,367,585	(190,863)	(14,457,794)	9,719,850

SHARPS TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30

	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,790,090)	$(3,066,584)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	283,189	6,149
Stock-based compensation	876,851	932,722
Common stock issued for services	60,551	20,000
Accretion of debt discount	1,299,985	-
FMV adjustment for Contingent Stock	(181,000)	-
FMV adjustment for Contingent Warrants and Warrants	(3,262,649)	-
IPO Issuance costs relating to Warrants	550,433	-
Foreign exchange loss (gain)	(8,007)	-
Changes in operating assets
Prepaid expenses and other current assets	(68,445)	50,000
Inventory	(9,961)	(117,989)
Accounts payable and accrued liabilities	(129,877)	220,748
Other Assets	(12,000)	-
Net cash used in operating activities	(4,391,020)	(1,954,954)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits paid on fixed assets included in other assets	(111,014)	(1,060,170)
Acquisition of machinery and equipment	(468,669)	(846,540)
Asset Acquisition & Escrow	(2,365,576)	(85,262)
Net cash used in investing activities	(2,945,259)	(1,991,972)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Proceeds from Initial Public Offering Units	14,202,975	-
Repayment of note payable	(2,000,000)	-
Proceeds from subscriptions and subscriptions receivable	32,500	2,406,430
Net cash provided by financing activities	12,235,475	2,406,430

Effect of exchange rate changes on cash	11,477	-

NET INCREASE (DECREASE) IN CASH	4,910,673	(1,540,496)
CASH — BEGINNING OF PERIOD	1,479,166	1,790,203
CASH — END OF PERIOD	$6,389,839	$249,707

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$47,111	$-

Non-cash investing and financing activities:
FMV for Common stock issued for contingent shares	$496,000	$-
Common stock issued and vested stock options issued for deposits on fixed assets included in other assets	$63,612	$659,030
Common stock issued and vested stock options issued as consideration for acquisition	$60,435	$302,251

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Unaudited)

Note 1. Description of Business

Nature of Business

Sharps Technology, Inc. (“Sharps” or the “Company”) is a pre-revenue medical device company that has designed and patented various safety syringes and is seeking commercialization by manufacturing and distribution of its products.

The accompanying consolidated financial statements include the accounts of Sharps Technology, Inc. and its wholly owned subsidiary, Safegard Medical, Inc, collectively referred to as the “Company.” The consolidated balance sheet as of September 30, 2022, the consolidated statements of operations and comprehensive loss and stockholders’ equity for the three and nine months ended September 30, 2022 and 2021, and the consolidated statements of cash flows for the nine months ended September 30, 2022 and 2021 (the “interim statements”) are unaudited. All intercompany transactions and balances have been eliminated. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and operating results for the interim periods have been made. Certain information and footnote disclosure, normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted. The interim statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2021 and notes thereto contained in the Company’s Form S-1 filed with the Securities and Exchange Commission. The consolidated balance sheet at December 31, 2021 has been derived from the audited financial statements at that date. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022.

The Company’s fiscal year ends on December 31.

On April 13, 2022, the Company’s Initial Public Offering was deemed effective with trading commencing on April 14, 2022. The Company received net proceeds of $14.2 million on April 19, 2022. (See Note 8)

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) and are expressed in U.S. dollars.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates and assumptions that require management’s most significant, difficult, and subjective judgment include the valuation and recognition of stock-based compensation expense, contingent stock liability, contingent warrant liability, warrant liability, inventory obsolescence provision, depreciation of fixed assets and deferred tax asset valuation. Actual results experienced by the Company may differ from management’s estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are maintained with various financial institutions.

Inventories

The Company values inventory at the lower of cost (average cost) or net realizable value. Work-in-process and finished goods inventories consist of material, labor, and manufacturing overhead. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. A reserve is established for any excess or obsolete inventories or they may be written off. At September 30, 2022 and December 31, 2021, inventory is comprised of raw materials and components.

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

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

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities. Valuations are based on quoted prices that are readily and regularly available in an active market and do not entail a significant degree of judgment.

Level 2

Level 2 applied to assets or liabilities for which there are other than Level 1 observable inputs such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

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

Fixed Assets

Fixed assets are stated at cost. Expenditures for maintenance and repairs are charged to operations as incurred. The Company’s fixed assets consist of land, building, machinery and equipment, molds and website. Depreciation is calculated using the straight-line method commencing on the date the asset is operating in the way intended by management over the following useful lives: Building – 20 years, Machinery and Equipment – 3 -10 years and Website – 3 years. The expected life for Molds is based number of parts that will be produced based on the expected mold capability.

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

There were no impairment losses recognized during the three and nine months ended September 30, 2022 and 2021.

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

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

Identified Intangible Assets

The Company’s identified intangible assets are amortized on a straight-line basis over their estimated useful lives of 5 years. The Company makes judgments about the recoverability of finite-lived intangible assets whenever facts and circumstances indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, the Company assesses recoverability by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life is shorter than originally estimated, the Company would accelerate the rate of amortization and amortize the remaining carrying value over the new shorter useful life. The Company evaluates the carrying value of indefinite-lived intangible assets on an annual basis, and an impairment charge would be recognized to the extent that the carrying amount of such assets exceeds their estimated fair value.

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

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Unaudited)

Note 2. Summary of Significant Accounting Policies (continued)

At their issuance date and as of September 30, 2022, the warrants (see Notes 8 and 10) were accounted for as liabilities as these instruments did not meet all of the requirements for equity classification under ASC 815-40 based on the terms of the aforementioned warrants. The resulting warrant liabilities are re-measured at each balance sheet date until their exercise or expiration, and any change in fair value is recognized in the Company’s consolidated statement of operations and comprehensive loss.

Foreign Currency Translation/Transactions

The Company has determined that the functional currency for its foreign subsidiary is the local currency. For financial reporting purposes, assets and liabilities denominated in foreign currencies are translated at current exchange rates and profit and loss accounts are translated at weighted average exchange rates. Resulting translation gains and losses are included as a separate component of stockholders’ equity as accumulated other comprehensive income or loss. Gains or losses resulting from transactions entered into in other than the functional currency are recorded as foreign exchange gains and losses in the consolidated statements of operations and comprehensive loss.

Comprehensive income (loss)

Comprehensive income (loss) consists of the Company’s consolidated net loss and foreign currency translation adjustments. Foreign currency translation adjustments included in comprehensive loss were not tax effected as the Company has a full valuation allowance at September 30, 2022 and 2021. Accumulated other comprehensive income (loss) is a separate component of stockholders’ equity and consists of the cumulative foreign currency translation adjustments.

Basic and Diluted Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the consolidated statement of operations and comprehensive loss. Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the year. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at September 30, 2022, there were 10,552,773 stock options and warrants that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.

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

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Unaudited)

Note 2. Summary of Significant Accounting Policies (continued)

Contingencies

From time to time, the Company may be involved in legal and administrative proceedings and claims of various types. The Company records a liability in its consolidated financial statements for these matters when a loss is known or considered probable and the amount can be reasonably estimated. Management reviews these estimates in each accounting period as additional information becomes known and adjusts the loss provision when appropriate. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in the consolidated financial statements. If a loss is probable but the amount of loss cannot be reasonably estimated, the Company discloses the loss contingency and an estimate of possible loss or range of loss (unless such an estimate cannot be made). The Company does not recognize gain contingencies until they are realized. Legal costs incurred in connection with loss contingencies are expensed as incurred.

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

The Company does not expect the adoption of any accounting pronouncements to have a material impact on the consolidated financial statements.

Note 4. Fixed Assets

Fixed asset, net, as of September 30, 2022 and December 31, 2021, are summarized as follows:

	September 30, 2022	December 31, 2021

Land	$205,442	$-
Building	2,232,779	-
Machinery and Equipment	4,501,756	3,778,766
Website	16,600	16,600
	6,956,577	3,795,366
Less: accumulated depreciation	(312,087)	(32,034)
Fixed asset, net	$6,644,490	$3,763,332

Depreciation expense of fixed assets for the nine months ended September 30, 2022 and 2021 was $280,053 and $6,149, respectively.

During the nine months ended September 30, 2022, the Company recorded $63,612 in fixed asset costs relating to the estimated fair market value for options granted in 2021 for the acquired machinery. As of September 30, 2022, the Company has $100,000 in remaining payments for machinery purchased, which is included in accounts payable and accrued liabilities.

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Unaudited)

Note 5. Asset Acquisition

In June 2020, the Company entered into a Share Purchase Agreement (“Agreement”) with Safegard Medical (“Safegard”) and amendments to the Agreement, collectively, the Agreements, to purchase either the stock or certain assets of a manufacturing facility for $2.5M in cash, plus additional consideration of 28,571 shares of common stock with an estimated fair market value of $7.00, 35,714 stock options with an exercise price of $7.00 and 10,000 stock options with an exercise price of $4.25. At July 6, 2022, the fair market value of the common stock of $200,000 and the vested options of $183,136 is included in the acquisition price. The Agreements provided the Company various periods for due diligence and post due diligence, requirements for escrow payments through the closing date (“Closing Date”).

Through the Closing Date, the Agreements provided the Company with the exclusive use of the facility in exchange for payment of the facility’s operating costs. The monthly fee (“Operating Costs”), which primarily covered the facility’s operating costs, was mainly comprised of the seller’s workforce costs, materials and other recurring monthly operating cost.

During the three and nine months ended September 30, 2022, the Company had remitted $ nil (2021 - $250,000) and $683,000 (2021 - $770,000), respectively for the aforementioned Operating Costs. The remittance of operating costs was discontinued after the Closing Date. These costs were included in research and development expense in the consolidated statement of operations and comprehensive loss as the activities at the facility in 2022 and 2021 were related to design and testing of the Company’s products.

The acquisition of Safegard, which closed on July 6, 2022, was accounted for as an asset acquisition in accordance with ASC 805-50 by using the cost accumulation model. The cost of the acquisition was $2,936,712, including transaction costs of $53,576, with the allocation to the assets acquired on a relative fair value basis derived from a third-party asset valuation performed. The intangible relate to permits and a limited workforce acquired. Under ASC 805-50, no goodwill is recognized. The operating results for Safegard are included in the consolidated balance sheet and consolidated statement of operations and comprehensive loss after the closing on July 6, 2022.

The relative fair value of the assets acquired is as follows:

Land	$220,000
Building and affixed assets	2,391,000
Machinery	154,000
Inventory	109,000
Intangibles	62,712

Total	$2,936,712

The useful lives for the acquired assets is Building - 20 years; Machinery – 5 years; Intangibles – 5 years. The related depreciation and amortization is being recorded on a straight-line basis.

Note 6. Other Assets

Other assets as of September 30, 2022 and December 31, 2021 are summarized as follows:

	September 30,	December 31,
	2022	2021
Acquisition (see Note 5)	$-	$472,701
Intangibles	55,426	-
Deposits on machinery and molds (see Note 15)	111,013	-
Other	22,262	57,162
	$188,701	$529,863

Intangibles are related to the Asset Acquistion (see Note 5) that occurred in July 2022. Intangibles, as of September 30, 2022, consist of an acquired workforce and permits. Amortization for the three and nine months ended September 30, 2022 was $3,136.

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Unaudited)

Note 7. Note Purchase Agreement

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

At inception, the Notes were recorded at the net amount of approximately $665,000, after adjusting for debt discounts of approximately $1,335,000 relating to the debt issuance costs, Contingent Stock and Contingent Warrants. Management calculates the effective interest rate (“EIR”) to consider the potential repayment at redemption date by reference to the face value amount after taking into account the stated 8% interest rate. In 2022, through the repayment date, the Company recorded interest expense of $39,111 (2021 - $nil) and accreted interest of $1,299,895 (2021 - $nil) and repaid the $2,000,000 Notes with proceeds from the IPO that closed on April 19, 2022.

The Contingent Stock and Contingent Warrant liabilities were measured at FMV on the date of issuance using the Black-Scholes valuation model.

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Unaudited)

Note 7. Note Purchase Agreement (continued)

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

In connection with the closing of the IPO, 235,295 Contingent Warrants (“Note Warrants”) with an exercise price of $4.25. were issued. The terms of the Note Warrants continue to require classification as a liability under ASC 815 with recognition of the changes in fair value to other income or expense in the consolidated statement of operations in accordance with ASC 480 Debt and Equity. During the nine months ended September 30, 2022, the Company recorded a FMV income adjustment of $502,648 to reduce the Warrant liability from $585,000 at December 31, 2021 to $82,352 at September 30, 2022. (See Notes 8 and 10)

Note 8. Stockholders’ Equity

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

Common Stock

On April 13, 2022, the Company’s initial public offering (“IPO”) was declared effective by the SEC pursuant to which the Company issued and sold an aggregate of 3,750,000 units (“Units”), each consisting of one share of common stock and two warrants, to purchase one share of common stock for each whole warrant, with an initial exercise price of $4.25 per share and a term of five years. In addition, the Company granted Aegis Capital Corp., as underwriter a 45-day over-allotment option to purchase up to 15% of the number of shares included in the units sold in the offering, and/or additional warrants equal to 15% of the number of Warrants included in the units sold in the offering, in each case solely to cover over-allotments, which the Aegis Capital Corp. partially exercised with respect to 1,125,000 warrants on April 19, 2022.

The Company’s common stock and warrants began trading on the Nasdaq Capital Market or Nasdaq on April 14, 2022. The net proceeds from the IPO, prior to payments of certain listing and professional fees were approximately $14.2 million. The net proceeds, after reflecting par value, has been recorded in Additional Paid in Capital and with respect to the Warrants as a liability under ASC 815. (See Note 10)

During the nine months ended September 30, 2022, the Company issued 35,000 shares of common stock at the trading stock price in connection with services provided to the Company and recorded a charge of $60,551, In addition, the Company issued 235,295 common shares relating to the Note Purchase agreement. (See Note 7)

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Unaudited)

Note 8. Stockholders’ Equity (continued)

Warrants

a)	In connection with the IPO in April 2022, the Company issued 7,500,000 warrants (Trading Warrants) as a component of the Units and 1,125,000 warrants to the underwriter (Overallotment Warrants), as noted in Common Stock above. The Trading and Overallotment Warrants were recorded at the FMV, being the trading price of the warrants, on the IPO effective date and the Warrants are classified as a Liability based on ASC 815. The Warrant liability requires remeasurement at each reporting period. At the IPO, the liability was $5,778,750 and at September 30, 2022 the liability was $3,018,750. During the three and nine months ended September 30, 2022, the Company recorded a FMV gain (loss) adjustment of $(618,413) and 2,760,000, respectively. (See Note 10)

b)	The Company has issued 235,295 Warrants (“Note Warrants”) to the Purchasers of the Notes on April 19, 2022. The Note Warrants have an exercise price of $4.25 and a term of five years. At the issuance date, the liability was $157,647 During the three and nine months ended September 30, 2022, the Company recorded a FMV gain (loss) of $(16,870) and $75,295, respectively. (See Note 10)

c)	The underwriter received 187,500 warrants in connection with the IPO for a nominal cost of $11,250. The Warrants have an exercise price of $5.32 and are exercisable after October 9, 2022. The FMV at the date of issuance was $228,655 computed using the Black Sholes valuation model with the following assumptions: a) volatility of 93.47%, five-year term, risk free interest rate 2.77% and 0% dividend rate. The estimated FMV was classified as additional issuance costs.

Note 9. Preferred Stock

In February 2018, the Company Board of Directors issued one share of Series A Preferred Stock to Alan Blackman, the Company’s co-founder and Director. The Series A Preferred Stock entitles the holder to vote on any matters related to the election of directors and was reduced from 50.1% at December 31, 2021 to 25%, effective with the IPO. Subequently, the Company approved a change to 29.5% with all other rights unchanged. The Series A Preferred Stock has no right to dividends, or distributions in the event of a liquidation and is not convertible into common stock. In the event the Company is sold during the two-year period following completion of IPO at a price per share of more than 500% of the initial offering price per Unit in the IPO, the Series A Preferred Stock, as in effect upon completion of the IPO, will entitle the holder to 10% of the total purchase price.

Note 10. Warrant Liability

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented as a Warrant liability in the accompanying consolidated balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the consolidated statement of operations and comprehensive loss. (See Notes 7 and 8)

The Warrant liability at September 30, 2022 was as follows:

Note Warrants	$82,352
Trading and Overallotment Warrants	3,018,750
Total	$3,101,102

The following table presents the changes in the Warrant liability of the Level 1 warrants issued on April 14, 2022, the effective date of the IPO measured at fair value:

Total

FMV of Note Warrants, at issuance	$157,647

FMV of Trading and Overallotment Warrants, at issuance	5,778,750

Change in fair value of warrant liability, issuance through September 30, 2022	(2,835,295)

Fair Value at September 30, 2022	$3,101,102

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Unaudited)

Note 11. Stock Options

A summary of options granted and outstanding is presented below:

	September 30, 2022
	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	1,137,479	$5.18
Options granted	367,500	1.63
Outstanding at end of period	1,504,979	$4.32

Exercisable at end of period	1,208,015	$4.48

During the nine months ended September 30 2022, the Company issued 367,500 stock options at exercise prices ranging from $1.08 to $4.25. As of September 30, 2022 there was $680,881 of unrecognized stock-based compensation related to unvested stock options, which is expected to be recognized over a weighted-average period of thirty seven months.

The following table summarizes information about options outstanding at September 30, 2022:

Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life	Shares Exercisable
$1.08 to 1.39	317,500	$4.67	152,915
$1.75	97,143	$.75	97,143
$2.80	155,714	$1.00	155,714
$4.25	50,000	$4.75	31,250
$4.38	344,286	$2.75	346,929
$7.00	540,336	$3.75	424,064

For the three months ended September 30, 2022 and 2021, the Company recognized stock-based compensation expense of $287,298, of which $264,269 and $23,029 was recorded in general and administrative and research and development expenses, respectively and $606,315 in 2021, of which $573,911 and $32,404 was recorded in general and administrative and research and development expenses, respectively.

For the nine months ended September 30, 2022 and 2021, the Company recognized stock-based compensation expense of $876,851, of which $803,640 and $73,211 was recorded in general and administrative and research and development expenses, respectively and $932,722 in 2021, of which $838,442 and $94,280 was recorded in general and administrative and research and development expenses, respectively. Further, for the three and nine months ended September 30, 2022, the Company recorded stock-based charges of $19,534 and $60,435, respectively, relating to an Acquisition. (See Note 5)

The fair value of stock option awards accounted for under ASC 718 was estimated at the date of grant using the Black-Scholes option-pricing model.

Note 12. Income Taxes

At the end of each interim reporting period, the Company estimates its effective tax rate expected to be applied for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods. Accordingly, the Company’s effective tax rate for the three and nine months ended September 30, 2022 was 0%, compared to the effective tax rate of 0% for the three and nine months ended September 30, 2021. The Company’s effective tax rates for both periods were affected primarily by a full valuation allowance on domestic net deferred tax assets.

Note 13. Related Party Transactions and Balances

As of September 30, 2022 and December 31, 2021, accounts payable and accrued liabilities include $148,000 and $59,375, respectively, payable to officers and directors of the Company. The amounts are unsecured, non-interest bearing and are due on demand. (See Note 15)

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Unaudited)

Note 14. Fair Value Measurements

The Company’s financial instruments include cash, accounts payable, notes payable, contingent stock and warrant liability and warrant liability. Cash, contingent stock liability, contingent warrant liability and warrant liability are measured at fair value. Accounts payable and notes payable are measured at amortized cost and approximates fair value due to their short duration and market rate for similar instruments, respectively.

As of September 30, 2022, the following financial assets and liabilities were measured at fair value on a recurring basis presented on the Company’s consolidated balance sheet:

	Fair Value Measurements Using			Balance as at
	Level 1	Level 2	Level 3	September 30, 2022

Assets
Cash	$6,389,839	-	-	$6,389,839
	-	-	-
Total assets measured at fair value	$6,389,839	-		$6,389,839

Liabilities
Warrant liability	$3,101,102	-	-	$3,101,102

Total liabilities measured at fair value	$3,101,102	-	-	$3,101,102

Note 15. Commitments and Contingencies

Fixed Asset

At September 30, 2022, the Company has outstanding orders to purchase equipment and molds of $239,664 of which progress payments of $111,013 have been made and recorded in Other Assets. (See Note 6)

Contingencies

At each reporting period, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company is currently not involved in any material litigation or other loss contingencies.

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

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Unaudited)

Note 15. Commitments and Contingencies (continued)

Employment Agreements

On August 1, 2022, the Company cancelled the consulting agreement with Alan Blackman, Co- Chairman and Chief Operating Officer and entered into an Employment Agreement which provides for annual salary of $256,000 and provisions compensation adjustments, expense and tax differential reimbursements, benefits and bonuses. At June 30, 2022, the Company approved and accrued a $250,000 bonus to Mr. Blackman for services provided in 2022.

On September 30, 2022, the Company entered into a formal employment agreement, effective on such date and will continue until terminated by either party, subject to the terms of the agreement, with Andrew R. Crescenzo who has been serving as the Company’s Chief Financial Officer on a contract services basis for the last three years, The agreement provided for annual compensation of $225,000 and plus a one-time $18,750 incentive payment upon the commencement of the agreement. During the course of the term, Mr. Crescenzo will be eligible for (i) performance bonuses to be granted at the discretion of the Company’s Compensation Committee and (ii) to participate in the Company’s 2022 Equity Incentive Plan. The agreement contains customary employment terms and conditions.

Note 16. Subsequent Event

In October 2022, the Company entered into a service agreement (“Service Agreement”) with an unrelated third-party for marketing and investor relations services. The Service Agreement, which has a term of one year, has various deliverables and provides payments to the third party as follows; a) an initial fee of $90,000, b) monthly fees through the term of $12,500, c) 200,000 shares of restricted common stock and d) $300,000 specifically related to digital marketing activities. The initial fee and the first monthly fee have been paid and the aforementioned common shares have been issued subsequent to September 30, 2022.

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

Overview

Since our inception in 2017, we have devoted substantially all of our resources to the research and development of our safety syringe products. To date, we have generated no revenue. We have incurred net losses in each year since our inception and, as of September 30, 2022, we had an accumulated deficit of $14,457,794. Our net loss was $2,398,123 and $3,790,090 for the three and nine months ended September 30, 2022. Substantially all of our net loss resulted from costs incurred in connection with our research and development efforts, payroll and consulting fees, stock compensation, general and administrative costs associated with our operations, including costs incurred for being a public company since April 14, 2022. See below Initial Public Offering, Liquidity and Capital Resources and Notes to Unaudited Condensed Consolidated Financial Statements.

We classify our operating expenses as research and development, and general and administrative expenses. We maintain a corporate office located in Melville, New York, but employees and consultants work remotely and will continue to do so indefinitely. In June 2020, in connection with the agreement to acquire Safegard, a former syringe manufacturing facility in Hungary, which was completed on July 6, 2022, we were contractually provided the exclusive use of the facility for research and development and testing in exchange for payment of the seller’s operating costs, including among others, use of Safegard’s work force, utility costs and other services.

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

Recent Development

On September 29, 2022, the Company entered into an agreement (the “NPC Agreement”) with Nephron Pharmaceuticals Corporation (“NPC”) and various affiliates of NPC, including InjectEZ, LLC, that we believe will provide multiple future opportunities for the Company. The NPC Agreement is for a period of four (4) years, expiring on September 28, 2026, and continues thereafter for successive one (1) year periods.

The NPC Agreement is intended to support several areas of the Company’s development and growth. The Company and NPC intend to supplement the NPC Agreement by entering into a manufacturing supply agreement, a pharma services program to support growth, and a future agreement to support manufacturing expansion.

The manufacturing and supply agreement will be focused on the development and manufacture of high value pre-fillable syringe systems that can be utilized by Nephron which are highly sought after by the healthcare industry and pharmaceutical markets, with projected product supply beginning in mid-2023. The syringe lines will utilize highly automated equipment and controlled environments established by Nephron. These premium offerings will be made from what we believe are the highest quality raw materials, on the most innovative technology. These products will be compliant with the USP standards required in the United States, as well as the EP and JP international standards. The products that the Company and Nephron intend to develop and commercialize are designed to provide solutions to support Nephron’s current fill/finish strategies, as well as their pipeline of new drug applications, and sets forward a strategy to support branded pharma and advanced therapies including ophthalmic and biologic applications. Our seasoned understanding of pharma fill/finish processes and equipment and strong connections with preferred component suppliers and large pharmaceutical companies sets the groundwork for an effective market strategy in partnership with Nephron.

The Company’s collaboration will include the creation of a Pharma Services Program (PSP) designed to support Healthcare customers that need innovative solutions and products to support their business. This program will create new business development growth opportunities for both companies. We believe that these opportunities for the Company will include the development and sale of next generation drug delivery systems for Nephron products, the healthcare industry, and pharmaceutical markets. The development of the program will help create new fill/finish project opportunities that will utilize innovative packaging solutions developed by the Company. These new customer projects will help create a future pipeline of growth for both companies working together. Initial, and currently confidential, projects have been identified and will be further developed through the collaboration efforts of Nephron and the Company. The opportunity to create new innovative technologies to support Nephron and the healthcare industry would be transformative for the Company and its future.

The Company will be working with Nephron on plans for future expansion, innovation, collaboration and building for long-term success. To further support the planned growth for the Pharma Services Program, we will be working to expand our U.S. operations in South Carolina with the help of NPC. This expansion may include the construction of an additional manufacturing facility, located on the Nephron campus, that would be focused on the manufacture of specialized drug delivery technologies to support Nephron and the healthcare and pharmaceutical industries. Through this plan of accelerated expansion, we believe that the Company will be able to deliver increased capacity, driving growth and ultimately, profitability for the high value products’ segment of our business.

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

Results of Operations – three months ended September 30, 2022

	Three Months Ended
	September 30, 2022	September 30, 2021	Change	Change %

Research and development	$457,627	$355,891	$101,736	29%
General and administrative	1,339,448	985,390	354,058	36%
Interest expense (income)	(11,332)	(33)	(11,299)
FMV loss adjustment for derivatives	635,283	-	635,283
Foreign currency (gain)	(8,007)	-	(8,007)
Other	(14,896)	-	(14,896)
Net income (loss)	$(2,398,123)	$(1,341,248)	$1,056,875	79%

Revenue

The Company has not generated any revenue to date.

Research and Development

For the three months ended September 30, 2022, Research and Development (“R&D”) expenses increased to $457,627 compared to $355,891 for the three months ended September 30, 2021. The increase of $101,736 was due to increased R&D costs incurred at Safegard for labor $129,000 and other R&D costs $66,000, which commenced after the acquisition on July 6, 2022. In addition, we had increases in depreciation related to R&D equipment of $118,000 which commenced in the fourth quarter of 2021. We had decreases in stock compensation and consulting related fees of $24,000. The aforementioned changes were offset by the decrease in the Safegard operating cost of $250,000 in the three months ending September 30, 2021 which were incurred prior to the acquisition. The operating costs primarily related to the use of Safegard’s workforce, utility costs incurred and other services. The facility, since June 2020 and following the acquisition, has been used for further development, production of current prototype samples and related testing.

General and Administrative

For the three months ended September 30, 2022, General and Administrative (“G&A”) expenses were $1,339,448 as compared to $985,390 for the three months ended September 30, 2021. The increase of $354,058 was primarily attributable to increases in: i) payroll and consulting fees of $214,000 from $208,000 in 2021 to $422,000 in 2022, primarily due to increased amounts of payroll and increased staffing, including seven additional staff members relating to the Safegard acquisition ii) decrease in stock compensation expense, due to timing of option awards and vesting, of approximately $342,000 from $606,000 in 2021 to $264,000 in 2022. In addition, we had increases in G&A in the three months ended September 30, 2022 of approximately $482,000 principally from increased marketing and promotion ($51,000), professional fees ($50,000), travel ($52,000), board fees ($18,000), insurance ($180,000), public company and investor relations related ($40,000), rent and office expenses ($61,000) and other ($30,000).

Interest expense (income)

Interest income was $11,332 for the three months ended September 30, 2022, compared to interest income of $33 for the three months ended September 30, 2021. Interest expense increased due interest earned on cash from the IPO proceeds.

FMV Adjustment for Derivatives

The value of the Note Warrants requires the Fair Market Value (“FMV”) to be remeasured at each reporting date while outstanding with recognition of the changes in fair value to other income or expense in the statement of operations and comprehensive loss. For the three months ended September 30, 2022, the Company recorded a $635,283 FMV loss to reflect the increase in the Note Warrants and Warrants liabilities issued with the IPO. (See Notes 7, 8 and 10 to the Unaudited Condensed Consolidated Financial Statements)

Results of Operations – nine months ended September 30, 2022

	Nine Months Ended
	September 30, 2022	September 30, 2021	Change	Change %

Research and development	$1,520,870	$1,198,966	$321,904	27%
General and administrative	4,401,158	1,868,342	2,532,816	136%
Interest expense / (income)	1,334,612	(724)	1,335,337
FMV gain adjustment for derivatives	(3,443,647)	-	(3,443,647)
Foreign currency (gain)	(8,007)		(8,007)
Other	(14,896)	-	(14,896)
Net loss	$3,790,090	$3,066,584	$738,403	24%

Revenue

The Company has not generated any revenue to date.

Research and Development

For the nine months ended September 30, 2022, Research and Development (“R&D”) expenses increased to $1,520,870 compared to $1,198,966 for the nine months ended September 30, 2021. The increase of $321,904 was due to increased R&D costs incurred at Safegard for labor $129,000 and other costs $65,000, which commenced after the acquisition on July 6, 2022. In addition, we had increases in depreciation related to R&D equipment of $271,000 which had commenced in the fourth quarter of 2021. We had decreases in stock compensation and consulting fees of $36,000 and decreases in other R&D costs of $132,000. The aforementioned changes were offset by the increase in the Safegard operating cost of $25,000 from $550,000 in 2021 to $575,000 in 2022, incurred prior to acquisition. The operating costs primarily related to the use of Safegard’s workforce, utility costs incurred and other services. The facility, since June 2020 and following the acquisition, has been used for further development, production of current prototype samples and related testing.

General and Administrative

For the nine months ended September 30, 2022, General and Administrative (“G&A”) expenses were $4,401,158 as compared to $1,868,342 for the nine months ended September 30, 2021. The increase of $2,532,816 was primarily attributable to increases in: i) payroll and consulting fees of $652,000 from $609,000 in 2021 to $1,261,000 in 2022, primarily due to increased amounts of payroll and fees paid due to additional employees, including seven additional staff members relating to the Safegard acquisition, offset by reduction in consultants, ii) decreases in stock compensation expense, due to timing of option awards and vesting, of approximately $35,000 from $838,000 in 2021 to $803,000 in 2022. In addition, we had increases in G&A in the nine months ended September 30, 2022 of approximately $1,916,000, principally from increased marketing and promotion ($154,000), professional fees ($208,000), travel ($160,000), board costs ($116,000), insurance ($345,000), public company related expenses and investor relations ($258,000), issuance costs relating to the warrants ($550,000), rent and office expense ($98,000) and other expenses ($27,000).

Interest expense (income)

Interest expense, net of interest income, was $1,334,612 for the nine months ended September 30, 2022, compared to interest income of $724 for the nine months ended September 30, 2021. Interest expense increased by $1,335,337 due to the financing entered into in December 2021 which resulted in interest payable at the 8% face amount of $47,111 plus accreted interest of $1,299,985 on the $2,000,000 Note Payable which was repaid at the IPO closing with net proceeds.

FMV Adjustment for Derivatives

The value of the Note Warrants and the Warrants issued with the IPO requires the FMV to be remeasured at each reporting date while outstanding with recognition of the changes in fair value to other (income) expense in the statement of operations and comprehensive income loss. For the nine months ended September 30, 2022, the Company recorded a $181,000 fair market value (FMV) gain to reflect the decrease in the Note Warrants through the date the shares were issued. For the nine months ended September 30, 2022, the Company recorded a $3,262,648 FMV gain adjustment to reflect the decrease in the Warrants issued with the IPO. (See Notes 7, 8 and 10 to the Unaudited Condensed Consolidated Financial Statements)

Liquidity and Capital Resources

On April 13, 2022, the Company completed its initial public offering (“IPO”) which was declared effective by the Security and Exchange Commission (SEC), and the Company’s common stock and warrants began trading on the Nasdaq Capital Market or Nasdaq on April 14, 2022 and which closed on April 19, 2022. The net proceeds from the IPO were approximately $14.2 million of which $5,779,000 was attributed to the Warrant liability. (See Notes 8 and 10 to the Unaudited Condensed Consolidated Financial Statements)

At September 30, 2022 and December 31, 2021, we had a cash balance of $6,389,839, and $1,479,166, respectively. The Company has working capital of $2,886,658 as of September 30, 2022 vs working capital deficiency of $1,156,998, as of December 31, 2021. The increase in our working capital was primarily related to net proceeds from our initial public offering of approximately $14.2 million prior to the effect of recording the liability attributed to the warrants from the IPO, less use of cash in operations, investing in fixed assets purchased, repayment of the Note Payable of $2.0 million and $2.4 in additional escrow paid relating to the Safegard acquisition agreement.

Cash Flows

Net Cash Used in Operating Activities

The Company used cash of $4,391,021 and $1,954,954 in operating activities for the nine months ended September 30, 2022 and 2021, respectively. The increase in cash used was principally due to the Company incurring additional SG&A expenses and R&D activities as described above during nine months ended Setptember30, 2022.

Net Cash Used in Investing Activities

For the nine months ended September 30, 2022 and 2021, the Company used cash in investing activities of $2,945,259 and $1,991,972, respectively. In both periods, the cash was used to acquire or pay deposits for machinery and equipment of $579,683 and $1,906,710, respectively. Further, in the nine months ended September 30, 2022 and 2021 the Company used $2,365,576 and $85,262, respectively the acquisition of Safegard or related escrow payments.

Net Cash Provided by Financing Activities

For the nine months ended September 30, 2022 and 2021, the Company provided cash from financing activities of $12,235,475 and $2,406,430, respectively. In the 2022 period, the cash provided was primarily from the IPO net proceeds of $14,202,975,prior to the effect of recording the liability attributed to the warrants from the IPO, less the Notes repayment of $2,000,000. In 2021, the cash provided was from stock subscriptions from a private placement.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sale of Unregistered Equity Securities

No unregistered equity securities were issued during the April 19, 2022 through September 30, 2022 except for the 35,000 shares issued in connection with services provided to the Company. In connection with the completion of the IPO we repaid the $2,000,000 Notes Payable and settled the Contingent Stock liability by issuing 235,295 shares of common stock. Further, the Company issued 235,295 warrants to the Purchasers in connection with the Note Purchase agreement.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 14 day of November, 2022.

SHARPS TECHNOLOGY, INC.

November 14, 2022	/s/ Robert M. Hayes
Robert M. Hayes
Chief Executive Officer and Director (Principal Executive Officer)

November 14, 2022	/s/ Andrew R. Crescenzo
Andrew R. Crescenzo
Chief Financial Officer
(Principal Financial Officer)

