Form 10-K
period 2022-12-31
Sharps Technology Inc.
filed 2023-03-31
CIK 1737995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-41355

Sharps Technology, Inc.
(Exact name of registrant as specified in its charter)

Nevada	82-3751728
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

105 Maxess Road, Suite 124, Melville, NY	11747
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone number, including area code: (631) 574-4436

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered
Common Stock, Par Value $0.0001	STSS	Nasdaq Capital Market
Common Stock Purchase Warrants	STSSW	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None Indicate by check mark if the registered is a well-known seasonal issuer, as defined in Rule 405 the Securities Act

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $6,203,583, based on the closing price on that date as reported on the NASDAQ Capital Market.

As of March 27, 2023, 11,655,936 shares of the registrant’s common stock, par value $0.0001 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Documents incorporated by reference: None.

Cautionary Note Regarding Forward-Looking Statements

This annual report contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in our filings with the SEC. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements.

As used in this report, the terms “Sharps” “we”, “us”, “our” and “Company” mean Sharps Technology, Inc. and/or our subsidiaries, unless otherwise indicated.

PART 1

Item 1. Business

Background and Overview

Sharps Technology, Inc. is a medical device company that has designed and patented various safety syringes and is seeking to commercialize them. We were incorporated under the laws of the State of Nevada in the first quarter of 2022. Sharps was incorporated to purchase, develop, and commercialize a body of intellectual property resulting in a family of smart safety syringe products. Sharps closed the acquisition of this intellectual property in the fourth quarter of 2017. The intellectual property we purchased consisted of issued patent and patent files, new designs and iterations, samples, regulatory files, manufacturing files, product testing files, and market research files relating to such safety syringe products.

In June 2020, we entered into an asset/share purchase agreement with Safegard Medical Kft. and certain other parties, and in August 2020, October 2020, and July 2021, we entered into amendments to this agreement (as amended, the “Safegard Agreement”). Under the Safegard Agreement, we received an option to purchase either the stock of Safegard or certain assets of Safegard, including the Securegard product line of safety syringes and a manufacturing facility in Hungary, registered with the FDA and CE, for the manufacture of safety syringes, for $2.5 million in cash plus additional consideration of 28,571 shares of common stock and 35,714 stock options with an exercise price of $7.00 USD. Under the Safegard Agreement, Sharps was granted the right to operate the facility in Hungary at our expense and continued to do so through the closing date which occurred on July 6, 2022.

Sharps’ smart safety syringe products, which we refer to as Securgard™ and Sharps Provensa™, are ultra-low waste syringes that incorporate both safety and reuse prevention features, which we believe will provide us a competitive advantage over other syringes. The Sharps Securegard is a multi-feature safety syringe that had gained market acceptance prior to Sharps’ acquisition but not been marketed or sold for several years due to a decision by the owners to wind down the business. It is both FDA and WHO approved and carries the European CE Mark. The Sharps Provensa is a patented safety syringe that gained FDA clearance for subcutaneous and intramuscular injections in June 2006. Both of these product lines are focused on innovatively addressing the important needs of the global healthcare market in the area of disposable syringes.

On September 29, 2022, the Sharps Technology entered into an agreement (the “Nephron Agreement”) with InjectEZ, LLC (“InjectEZ”), Nephron Pharmaceuticals Corporation (“NPC”), Nephron SC, Inc. (“NSC”), and Nephron Sterile Compounding Center LLC (“Sterile”) (NPC, NSC, and Sterile are sometimes collectively referred to as “Nephron”), pursuant to which Sharps will provide technical advice and assistance to support manufacturing by InjectEZ, purchase certain quantities of syringes as they may order or require, and collaborate with Nephron on certain related business endeavors. The Nephron Agreement is for a period of four (4) years, expiring on September 28, 2026 and continues thereafter for successive one (1) year periods. The Agreement includes provisions for collaborations in the areas of Manufacturing and Supply, a Pharma Services Program, and Distribution, as detailed below. NPC is a West Columbia, S.C.-based company that develops and produces safe, affordable generic inhalation solutions and suspension products. NPC also operates an industry-leading 503B Outsourcing Facility division, which produces pre-filled sterile syringes, luer-lock vials, IV bottles and IV bags for hospitals across America, in an effort to alleviate drug shortage needs. NPC launched a CLIA-certified diagnostics lab in 2020 where it tests people for COVID-19 and administers vaccinations.

Through the Nephron Agreement, Sharps is entering into a manufacturing and supply agreement with InjectEZ regarding the development and manufacture of high value pre-fillable syringe systems that can be used by the healthcare industry, pharmaceutical markets and including Nephron on terms agreed upon by the parties. The Nephron Agreement will allow for the supply of the pre-fillable systems of different sizes and with specialized technology that will be compatible with industry standards and technology beginning in the third quarter, as recently advised by Nephron. The Agreement also allows for further expansion of manufacturing capabilities by Sharps Technology working with InjectEZ to support future industry and customer demand of pre-fillable systems as detailed in the Agreement.

Additionally, Sharps is entering into a Pharma Services Program (PSP) with Nephron that will create new business development growth opportunities for both companies. These opportunities will include the development and sale of next generation drug delivery systems that will be produced by Sharps and can be purchased by the healthcare industry, pharmaceutical markets, as well as by Nephron.

On December 8, 2022, Sharps entered into a distribution agreement (the “Distribution Agreement”) with Nephron Pharmaceuticals pursuant to which the Sharps Technology appointed Nephron as its exclusive distributor for the sale and distribution of the products subject to the Distribution Agreement in and throughout the United States. Pursuant to the Distribution Agreement, the price of shipping products will be based on the cost of delivery to Nephron’s warehouse and the Company will pay for the cost of delivery to Nephron. The Distribution Agreement has a term of two years and will continue in effect unless either party notifies the other party of its desire to terminate. At any time and for any reason, either party can terminate the Distribution Agreement after thirty (30) days’ notice and in the event of a breach of any of the Distribution Agreement’s terms and provisions, either party can terminate the Distribution Agreement by providing 90 days written notice. The Company has the right to terminate the Distribution Agreement with 60 days written notice in the event that certain conditions are met as set forth in the Distribution.

Although we currently have production capacity for our products and thus ability to receive and fulfill orders, we expect that the proceeds from the February 2023 Private Placement will allow us to further increase our production capacity. This will help us to generate and fulfill orders for our current product line and advance our new, innovative products in connection with recent collaboration arrangements with Nephron Pharmaceuticals. We are currently building inventory though our Distribution Agreement with Nephron and anticipate that we will commence receiving orders for and continue producing commercial quantities of our products in the second quarter of 2022.

We continue to be in discussions with healthcare companies and distributors for sales of our disposable syringe products. We intend to market these products to the US and foreign governments. In certain situations, we will also look to sell our disposable syringe products to hospitals and clinician offices as opportunities present themselves.

We expect that the Sharps Securegard product line will represent our initial disposable syringe platform to be commercially available to the market. The Securegard platform has an advanced set of features and benefits to support the needs of the market along with a high level of readiness for manufacturing and the ability to provide large commercial quantities for customers.

There have been delays in the commercialization of the Sharps Provensa product line. The Provensa product’s combination of specialized technology has created the need for further optimization related to the final assembly steps for the product. This was identified as we moved towards commercialization for the product line and the need to generate production quantities to support customer orders. This type of delay is typical with the development of new technology for the healthcare market to ensure the products are safe and effective for use every time. We are endeavoring to address all obstacles to advance the commercialization of the Provensa product line as soon as possible.

Our Products

DISPOSABLE SYRINGES:

Smart safety disposable syringes with Ultra-low waste space technology are the preferred syringe platform for the administration of many vaccines and injectable medications. Their design inherently reduces the amount of thrown way, wasted therapies and thus improves the supply of crucial and in-demand medicines. Both syringe lines carry less than 20 microliters of dead space, as compared to the 70 microliters “Low Dead Space” designation and the up 140 microliters dead space found in competitors’ syringes. In addition, both passive and active safety features are those most requested by clinicians in the field, in order to avoid infectious needlestick injuries, and reuse prevention features are a requirement by the World Health Organization.

The Sharps Securegard and Provensa safety syringe product lines have been designed to address the three primary administration concerns with syringe delivery systems:

1. Accidental needlestick injuries: these occur when the clinician is stuck with an infected needle. According to the WHO, these accidents likely take place in excess of 2 million times per year. When a clinician receives an infectious needlestick injury, any blood borne disease which the patient had, could be transmitted to them. A 2016 World Health Organization Commission reported that over 16 billion injections are delivered worldwide each year (pre-Covid era). A recent analysis showed that 55.1% of healthcare workers had sustained a needlestick injury, or NSI, at some point in their career. Over one million healthcare worker NSIs are documented each year in the US and Europe and over 3 million worldwide with the true incidence believed to be more than double those numbers as over half of injuries go unreported. US data on injury trends disturbingly show recent worsening despite safety campaigns and protocols. In a 2016 study, economic analysis has placed the average cost of an NSI at $747 (direct plus indirect costs) and strongly supported the use of safety-engineered devices for injection. Low compliance with recommended safety protocols can be seen upon examination of injury data where a majority of injuries continue to occur with non-safety devices or before full activation of a safety-protection feature.

2. Wasted medicine/dead space: all needle and syringes have space which permits the accumulation of injectable medications which cannot be accessed and are thrown away with each injection. Both Sharps Securegard and Provensa have less than 20 microliters of waste space - others have as much as 140 microliters of waste space. Without knowing what syringe is going to be used, pharmaceutical companies must overfill their vials to account for this loss. For difficult to manufacture injectable medications, this reduces the number of life saving doses which could be available to the public. When doses are extremely small, waste space can exceed the required dose. That means more medications are being thrown away than injected into the patient. When healthcare providers use ultra-low waste syringes with multi-dose vials it allows for the availability of up to 20% to 40% more medication for patients that need the treatment.

3. Reuse prevention: the reuse of a needle or syringe puts patients and populations in danger of contracting debilitating and deadly bloodborne diseases such as Hepatitis B, Hepatitis C, and possibly HIV. Both passive and active features are designed into Sharps syringes to eliminate this risk. Reuse prevention is recognized by the WHO as a required feature for its syringe distribution programs and the Securegard product line has been approved by the organization.

PREFILLABLE SYRINGES:

Sharps Technology is poised to expand its commercialized product portfolio through its collaboration with Nephron Pharmaceuticals. The Sharps-Nephron manufacturing and supply agreement is focused on the development and manufacture of high value pre-fillable syringe systems that are highly sought after by the healthcare industry and pharmaceutical markets, with projected product supply beginning the 4th quarter of 2023. Plans are already being developed by Sharps for further expansion of its current manufacturing capabilities to support the anticipated future industry and customer demand for pre-fillable syringe systems capable of incorporating passive safety, low waste, and reuse prevention features as applicable. The prefillable syringe lines will utilize highly automated equipment and controlled environments established in collaboration with Nephron. These premium offerings will be made from what the Company believes to be the highest quality raw materials, on the most innovative technology, and will be compliant with the USP standards required in the United States as well as the EP and JP international standards. The products provide an alternative high-quality solution to glass syringes by utilizing inert polymers such as Cyclic Olefin Polymer (COP) and Cyclic Olefin Copolymer (COC). These polymer syringes have many of the same characteristics as current pharmaceutical glass to support long term drug stability. The product pipeline includes 1mL short, 2.25mL, 5 mL, 10ml and 50ml volumetric sizes, silicone free systems and ophthalmic drug delivery for the ever-growing cosmetics market, dual chamber systems for lyophilized products, and custom container solutions for autoinjectors.

Competitive Environment

We anticipate our major domestic competitors will include Retractable Technologies, Inc., Becton Dickinson & Company, Medtronic Minimally Invasive Therapies (“Medtronic,” formerly known as Covidien), Terumo Medical Corp., Smiths Medical, and B Braun. Our competitors may have greater financial resources, larger and more established sales, marketing, and distribution organizations; and greater market influence, including long-term and/or exclusive contracts.

We anticipate that we will compete primarily on the basis of healthcare worker and patient safety, product performance, and quality. We believe our competitive advantages will include the combination of passive safety and ultra low waste features.

Government Regulations

In the United States, the Federal Food, Drug and Cosmetic Act, or FDCA, FDA regulations and other federal and state statutes and regulations govern, among other things, medical device design and development, preclinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, export and import, and post-market surveillance. The FDA regulates the design, manufacturing, servicing, sale and distribution of medical devices. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending applications, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties and criminal prosecution.

Unless an exemption applies, each medical device we wish to distribute commercially in the United States will require marketing authorization from the FDA prior to distribution. The two primary types of FDA marketing authorization applicable to a device are premarket notification, also called 510k clearance, and premarket approval, also called PMA approval. The type of marketing authorization is generally linked to the classification of the device. The FDA classifies medical devices into one of three classes (Class I, II or III) based on the degree of risk the FDA determines to be associated with a device and the level of regulatory control deemed necessary to ensure the device’s safety and effectiveness. Devices requiring fewer controls because they are deemed to pose lower risk are placed in Class I or II. Class I devices are deemed to pose the least risk and are subject only to general controls applicable to all devices, such as requirements for device labeling, premarket notification and adherence to the FDA’s current Good Manufacturing Practices, or cGMP, known as the Quality System Regulations, or QSR. Class II devices are intermediate risk devices that are subject to general controls and may also be subject to special controls such as performance standards, product-specific guidance documents, special labeling requirements, patient registries or post-market surveillance. Class III devices are those for which insufficient information exists to assure safety and effectiveness solely through general or special controls and include life sustaining, life-supporting or implantable devices, devices of substantial importance in preventing impairment of human health, or which present a potential, unreasonable risk of illness or injury. Our Sharps Provensa has been cleared by the FDA under the 510k premarket notification process (Class II).

Outside of the United States, our ability to market our products will be contingent also upon our receiving marketing authorizations from the appropriate foreign regulatory authorities, whether or not FDA approval or clearance has been obtained. The foreign regulatory approval process in most industrialized countries generally encompasses risks similar to those we will encounter in the FDA approval or clearance process. The requirements governing conduct of clinical trials and marketing authorizations, and the time required to obtain requisite approvals, may vary widely from country to country and differ from those required for FDA approval or clearance.

The sale of medical products is subject to laws and regulations pertaining to health care fraud and abuse, including state and federal anti-kickback, anti-self-referral, and false claims laws in the United States.

Intellectual Property

Intellectual property rights, particularly patent rights, are material to our business. We own three patents used in the Sharps Provensa, which expire between 2035 and 2040. Our issued patents include a design patent (USD743,025) for the ornamental design for a safety syringe, a patent (US 10,980,950) for an ultra low-waste needle and syringe system that automatically and passively renders a needle safe during the injection process, and a patent (US 11,154,663) for a pre-filled safety needle and syringe system.

We have three additional pending patent applications in the United States and one PCT (Patent Cooperation Treaty) patent application. The patent applications, which we own, have an anticipated expiration date of June 22, 2040. The pending patent applications are for (i) an ultra-low waste disposable syringe with self-adjusting integrating safety features, (ii) an ultra-low waste disposable safety syringe for low dose injections, and (iii) a needle and syringe system with automatic safety shield that renders a needle safe. Our pending patent applications are for utility patents. With respect to the last of these patent applications, we have, in addition to our United States patent application, also filed a PCT patent application. A PCT application is a single utility patent filing that provides international patent-pending status. By itself, a PCT application will not lead to foreign patents. To obtain foreign patents for this PCT patent application, we will need to file individual patent applications at a later time.

We have certain trademarks for Sharps Provensa, Sharps Provensa Ultra-Low Waste and filed applications to register other trademarks for use in our Sharps Provensa product line.

Human Capital

We have fifty-eight full-time employees, one of which is our Chief Executive Officer, and retain the services of additional personnel on an independent contractor basis to support R&D, Finance, Marketing and Regulatory areas. We do not have any part-time employees. Of the fifty-eight employees, fifty-two work at our facilities in Hungary. We expect to add additional employees in order to increase production capacity.

Impact of COVID-19

In March 2020, the World Health Organization declared coronavirus COVID-19 a global pandemic. This contagious disease outbreak has adversely affected workforces, economies, and financial markets globally leading to an economic downturn in certain industries and countries. It is not possible for the Company to predict the duration or magnitude of the adverse results of the outbreak and its effects on the Company’s business or ability to raise funds. Management continues to monitor the situation but has not experienced a significant disruption to its product development efforts.

Reincorporation and Reverse Split

Prior to March 22, 2022, we were a Wyoming corporation and on March 22, 2022, we reincorporated as a Nevada corporation pursuant to a merger into a newly formed Nevada corporation which was approved by our board of directors and the holders of the majority of our outstanding shares of common stock.

Corporate Information

The Company was incorporated in the State of Wyoming on December 16, 2017. On March 22, 2022, we reincorporated as a Nevada corporation. Our principal business address is 105 Maxess Road, Melville, New York 11747. We maintain our corporate website at sharpstechnology.com. The reference to our website is an inactive textual reference only. The information that can be accessed through our website is not part of this prospectus, and investors should not rely on any such information in deciding whether to purchase our securities.

Available Information

The address of our principal executive office is 105 Maxess Road, Melville, New York 11747.

Our common stock is quoted on the Nasdaq under the symbol “STSS”. We file annual, quarterly, and current reports, proxy statements and other information with the U.S. Securities Exchange Commission (the “SEC”). These filings are available to the public on the Internet at the SEC’s website at http://www.sec.gov.

Our corporate website is located at www.sharpstechnology.com (this website address is not intended to function as a hyperlink and the information contained on our website is not intended to be a part of this Report). We make available free of charge on https://ir.STSS.com// our annual, quarterly, and current reports, and amendments to those reports if any, as soon as reasonably practical after we electronically file such material with, or furnish it to, the SEC. We may from time to time provide important disclosures to investors by posting them in the Investor Relations section of our website.

Item 1A. Risk Factors

You should carefully consider the following risk factors and the other information included herein as well as the information included in other reports and filings made with the SEC before investing in our common stock. The following factors, as well as other factors affecting our operating results and financial condition, could cause our actual future results and financial condition to differ materially from those projected. The trading price of our common stock could decline due to any of these risks, should they materialize, and you may lose part or all of your investment.

Risks Related to Our Technology, Business, and Industry

We are an early-stage company with a history of losses.

We incurred net losses of $4,639,662 and $4,664,412 for the year ended December 31, 2022 and 2021, respectively. We have not generated any revenue to date, and we had accumulated deficit of $15,307,366 as of December 31, 2022. We have developed our Sharps Provensa product line but there can be no assurance that it will be commercially successful. Our potential profitability is dependent upon a number of factors, many of which are beyond our control.

If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease.

We have a limited operating history and we may not succeed.

We have a limited operating history, and we may not succeed. We have not yet commercialized our Sharps Provensa or other products. You should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies that, like us, are in their early stages. For example, unanticipated expenses, problems, and technical difficulties may occur and they may result in material challenges to our business. We may not be able to successfully address these risks and uncertainties or successfully implement our operating strategies. If we fail to do so, such failure could have a material adverse effect on our business, financial conditions and results of operation. We may never generate significant revenues or achieve profitability.

We may not succeed in commercializing Sharps syringe products or any future product.

We may face difficulties or delays in the commercialization of Sharps Provensa or any future products, which could result in our inability to timely offer products or services that satisfy the market. We may, for example, encounter difficulties due to:

●	our inability to adequately market our products;
●	our inability to effectively scale manufacturing as needed to maintain an adequate commercial supply of our products;
●	our inability to attract and retain skilled support team, marketing staff and sales force necessary to increase the market for our products and to maintain market acceptance for our products; and
●	the difficulty of establishing brand recognition and loyalty for our products.

In addition, to increase our production capacity, we will need to build inventory, which will require that we purchase certain additional equipment, including molding machines and molds. We have not received any orders to date. Even if we succeed in building inventory, and increasing our production capacity, there is no assurance we will receive any orders for our Sharps Provensa or any future products.

We may encounter significant competition and may not be able to successfully compete.

There are many medical device companies offering safety syringes, and more competitors are likely to arrive. Some of our competitors have considerably more financial resources than us. As a result, we may not be able to successfully compete in our market, which could result in our failure to successfully commercialize Sharps disposable syringe products or otherwise fail to successfully compete. We anticipate that our major domestic competitors will include Retractable Technologies, Inc., Becton, Dickinson & Company, Medtronic Minimally Invasive Therapies, Terumo Medical Corp., Smiths Medical, and B Braun. There can be no assurances that we will be able to compete successfully in this environment.

We are vulnerable to new technologies.

Because we have a narrow focus on particular product lines and technology (currently, safety needle products), we are vulnerable to the development of superior or similar competing products and to changes in technology which could eliminate or reduce the need for our products. If a superior or similar technology is created, the demand for our products could be adversely affected.

We are subject to product liability risk.

As a manufacturer and provider of safety needle products, we will face an inherent business risk of exposure to product liability claims. Additionally, our success will depend on the quality, reliability, and safety of our products and defects in our products could damage our reputation. If a product liability claim is made and damages are in excess of our product liability coverage (which is currently $5 million, and which we may increase as we commence and increase sales of our products), our competitive position could be weakened by the amount of money we could be required to pay to compensate those injured by our products. In the event of a recall, we have recall insurance.

Our business may be affected by changes in the health care regulatory environment.

In the U.S. and internationally, government authorities may enact changes in regulatory requirements, reform existing reimbursement programs, and/or make changes to patient access to health care, all of which could adversely affect the demand for our products and/or put downward pressure on our prices. Future healthcare rulemaking could affect our business. We cannot predict the timing or impact of any future rulemaking or changes in the law.

The approval process for medical device products outside the United States varies among countries and may limit our ability to develop, manufacture and sell our products internationally. Failure to obtain marketing and regulatory approval in international jurisdictions would prevent our products from being marketed abroad.

In order to market and sell our syringe product line and any additional medical device products we may develop in the future in the European Union and many other jurisdictions, we, and our collaborators, must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. We have not yet received approval or clearance to sell our products in any jurisdiction outside the United States. The approval procedure varies among countries and may involve additional testing. We may conduct clinical trials for, and seek regulatory approval to market, our product candidates in countries other than the United States. If we or our collaborators seek marketing approval for a product candidate outside the United States, we will be subject to the regulatory requirements of health authorities in each country in which we seek approval. With respect to marketing authorizations in Europe, we will be required to submit a European Marketing Authorisation Application, or MAA, to the European Medicines Agency, or EMA, which conducts a validation and scientific approval process in evaluating a product for safety and efficacy. The approval procedure varies among regions and countries and may involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval or clearance. In addition, marketing approval or clearance by the FDA does not ensure approval or clearance by the health authorities of any other country.

Ongoing regulation of our products may limit how we market our products, which could materially impair our ability to generate revenue.

Approval or clearance of a medical device product may carry conditions that limit the market for the product or put the product at a competitive disadvantage relative to alternative products. For instance, a regulatory approval or clearance may limit the indicated uses for which we can market a product or the patient population that may utilize the product. These restrictions could make it more difficult to market any product effectively. Accordingly, we expect to continue to expend time, money and effort in all areas of regulatory compliance.

We are dependent on our management; without whose services our business operations could cease.

At this time, our management is wholly responsible for the development and execution of our business plan. If our management should choose to leave us for any reason before we have hired additional personnel, our operations may fail. Even if we are able to find additional personnel, it is uncertain whether we could find qualified management who could develop our business along the lines described herein or who would be willing to work for compensation the Company could afford. Without such management, the Company could be forced to cease operations and investors in our common stock or other securities could lose their entire investment.

We may not be able to raise capital as needed to develop our products or maintain our operations.

We expect that we will need to raise additional funds to execute our business plan and expand our operations. Additional financing may not be available to us on favorable terms, or at all. If we cannot raise needed funds on acceptable terms, the Company’s business and prospects may be materially adversely affected.

Health care crises could have an adverse effect on our business.

Particularly during 2020, several states and local jurisdictions imposed, and others in the future may impose, “shelter-in-place” orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. Although the manufacturing facility we operate has continued to operate during the 2020-2021 COVID-19 pandemic due to its status as an essential business, we continue to monitor the evolving situation and cannot guarantee that the situation would be the same for any future pandemic. In the future, we may elect or be required to close temporarily which would result in a disruption in our activities and operations. Our supply chain, including transportation channels, may be impacted by any such restrictions as well. Any such disruption could impact our sales and operating results.

Widespread health crises also negatively affect economies which could affect demand for our products. While we plan to market our Sharps smart safety syringe products for use for injecting medicines as well as Covid-19 and other vaccines, in the event of a resurgence of COVID-19 or in the case of any future pandemic, there is no guarantee that revenues from syringes needed for vaccines would offset the effects to our business in a global economic decline.

Health systems and other healthcare providers in our markets that provide procedures that may use our products have suffered financially and operationally and may not be able to return to pre-pandemic levels of operations. Travel and import restrictions may also disrupt our ability to manufacture or distribute our devices. Any import or export or other cargo restrictions related to our products, or the raw materials used to manufacture our products could restrict our ability to manufacture and ship products and harm our business, financial condition, and results of operations.

Our key personnel and other employees could still be affected by COVID-19 or any future pandemic, which could affect our ability to operate efficiently.

Our business may be adversely affected by uncertainties in obtaining and enforcing intellectual property rights.

We believe our main competitive strength is our technology, including patent protection and trade secrets relating to the manufacture and design of our products. We are dependent on patent rights to prevent unlawful copying of our products, and if the patent rights are invalidated or circumvented, our business would be adversely affected. We consider patent protection to be of material importance in the design, development, and marketing of our products.

Our patent pending applications may not issue as patents, which may have a material adverse effect on our ability to prevent others from commercially exploiting products similar to ours.

We have three issued patents, three pending patent applications in the United States, and one PCT (Patent Cooperation Treaty) patent application. We cannot be certain that we are the first inventor of the subject matter to which we have filed a particular patent application, or if we are the first party to file such a patent application. If another party has filed a patent application to the same subject matter as we have, we may not be entitled to the protection sought by the patent application. Further, the scope of protection of issued patent claims is often difficult to determine. As a result, we cannot be certain that the patent applications that we file will issue, or that our issued patents will be broad enough to protect our proprietary rights or otherwise afford protection against competitors with similar technology. In addition, the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability. Our competitors may challenge or seek to invalidate our issued patents, or design around our issued patents, which may adversely affect our business, prospects, financial condition or operating results. Also, the costs associated with enforcing patents, confidentiality and invention agreements, or other intellectual property rights may make aggressive enforcement impracticable.

Illegal distribution and sale by third parties of counterfeit versions of our products could have a negative impact on us.

Third parties may illegally distribute and sell counterfeit versions of our products which do not meet our rigorous manufacturing and testing standards. Our reputation and business could suffer harm as a result.

Risks Related to Our Securities

Our common stock could be subject to extreme volatility.

The trading price of our common stock may be affected by a number of factors, including events described in the risk factors set forth in this annual report, as well as our operating results, financial condition and other events or factors. In addition to the uncertainties relating to future operating performance and the profitability of operations, factors such as variations in interim financial results or various, as yet unpredictable, factors, many of which are beyond our control, may have a negative effect on the market price of our common stock. In recent years, broad stock market indices, in general, and smaller capitalization companies, in particular, have experienced substantial price fluctuations. In a volatile market, we may experience wide fluctuations in the market price of our common stock and wide bid-ask spreads. These fluctuations may have a negative effect on the market price of our common stock. In addition, the securities market has, from time to time, experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

We have never paid common stock dividends and have no plans to pay dividends in the future, as a result our common stock may be less valuable because a return on an investor’s investment will only occur if our stock price appreciates.

Holders of shares of our common stock are entitled to receive such dividends as may be declared by our Board of Directors. To date, we have paid no cash dividends on our shares of common stock, and we do not expect to pay cash dividends on our common stock in the foreseeable future. We intend to retain future earnings, if any, to provide funds for operations of our business. Therefore, any return investors in our common stock will be in the form of appreciation, if any, in the market value of our shares of common stock. There can be no assurance that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares.

Our shares will be subject to potential delisting if we do not maintain the listing requirements of the Nasdaq Capital Market.

Nasdaq has rules for continued listing, including, without limitation, minimum market capitalization and other requirements. Failure to maintain our listing, or de-listing from Nasdaq, would make it more difficult for shareholders to dispose of our common stock and more difficult to obtain accurate price quotations on our common stock. This could have an adverse effect on the price of our common stock. Our ability to issue additional securities for financing or other purposes, or otherwise to arrange for any financing we may need in the future, may also be materially and adversely affected if our common stock is not traded on a national securities exchange.

As a result of being a public company, we are obligated to develop and maintain proper and effective internal controls over financial reporting, and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our common stock.

We will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting as of the end of the fiscal year that coincides with the filing of our second annual report on Form 10-K. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm may be required to attest to the effectiveness of our internal control over financial reporting in our first annual report required to be filed with the SEC following the date we are no longer an “emerging growth company.” We have not yet commenced the costly and time-consuming process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404, and we may not be able to complete our evaluation, testing and any required remediation in a timely fashion once initiated. Our compliance with Section 404 will require that we incur substantial expenses and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404.

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. In addition, changes in accounting principles or interpretations could also challenge our internal controls and require that we establish new business processes, systems and controls to accommodate such changes. Additionally, if these new systems, controls or standards and the associated process changes do not give rise to the benefits that we expect or do not operate as intended, it could adversely affect our financial reporting systems and processes, our ability to produce timely and accurate financial reports or the effectiveness of internal control over financial reporting. Moreover, our business may be harmed if we experience problems with any new systems and controls that result in delays in their implementation or increased costs to correct any post-implementation issues that may arise.

Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

A sale of a substantial number of shares of our common stock may cause the price of the common stock to decline.

If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. Stockholders who have held their shares for at least six months are able to sell their shares pursuant to Rule 144 under the Securities Act. We have registered under separate registration statements in aggregate up to 4,497,042 shares of our common stock for sale into the public market (2,248,521 of which are issuable upon the exercise of warrants) by certain selling stockholders named therein. These shares represent a large number of shares of our common stock, and if sold in the market all at once or at about the same time, could depress the market price of our common stock during the period the registration statement remains effective and could also affect our ability to raise equity capital.

Our stock price may be volatile, and the value of our common stock may decline.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

●	actual or anticipated fluctuations in our financial condition or results of operations;

●	variance in our financial performance from expectations of securities analysts;

●	changes in our projected operating and financial results;

●	changes in laws or regulations applicable to our products;

●	announcements by us or our competitors of significant business developments, acquisitions or new products;

●	sales of shares of our common stock by us or our shareholders, as well as the anticipation of lock-up releases;

●	our involvement in litigation;

●	future sales of our common stock by us or our stockholders;

●	changes in senior management or key personnel;

●	the trading volume of our common stock;

●	changes in the anticipated future size and growth rate of our market;

●	general economic and market conditions; and

●	other events or factors, including those resulting from war, incidents of terrorism, global pandemics or responses to these events.

Broad market and industry fluctuations, as well as general economic, political, regulatory and market conditions, may also negatively impact the market price of our common stock. In the past, companies who have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future, which could result in substantial expenses and divert our management’s attention.

We do not intend to pay dividends on our common stock for the foreseeable future.

We have paid no dividends on our common stock to date and we do not anticipate paying any dividends to holders of our common stock in the foreseeable future. While our future dividend policy will be based on the operating results and capital needs of the business, we currently anticipate that we will retain any earnings to finance our future expansion and for the implementation of our business plan. Investors should take note of the fact that a lack of a dividend can further affect the market value of our common stock and could significantly affect the value of any investment in the Company.

Our articles of incorporation allow for our board to create new series of preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of our common stock.

Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors has the authority to issue up to 1,000,000 shares of our preferred stock without further stockholder approval. 1 share of preferred stock is designated Series A Preferred Stock and is outstanding. Our board of directors could authorize the creation of additional series of preferred stock that would grant to holders of preferred stock the right to our assets upon liquidation, or the right to receive dividend payments before dividends are distributed to the holders of common stock. In addition, subject to the rules of any securities exchange on which our stock is then listed, our board of directors could authorize the creation of additional series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing stockholders.

The holder of our Series A Preferred Stock has 29.5 % of the voting power of our stockholders for the election of directors and will have certain senior rights upon sale of our Company under certain conditions.

There is 1 share of Series A Preferred Stock issued and outstanding, which is held by our co-chairman and chief operating officer, Alan Blackman. The Series A Preferred Stock entitles the holder to 29.5% of the voting power of the Company’s stockholders only as it relates to the elections of directors. As a result, Mr. Blackman is able to exert substantial influence over the election of directors to the Board.

Further, the Series A Preferred Stock, provides that in the event the Company is sold during the two year period commencing on April 19, 2023, at a price per share of more than 500% of $4.25, the Series A Preferred Stock will entitle the holder to 10% of the total purchase price. This may reduce the value of our common stock, as other holders, in the event of such an acquisition, will be entitled to a lower price per share than they would otherwise receive.

Our executive officers, directors and principal stockholders, if they choose to act together, have the ability to control or significantly influence all matters submitted to stockholders for approval.

Our executive officers, directors and principal stockholders in the aggregate, beneficially own approximately 23% of our common stock. Such persons acting together, will have the ability to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

Additional stock offerings in the future may dilute then-existing shareholders’ percentage ownership of the Company.

Given our plans and expectations that we will need additional capital and personnel, we anticipate that we will need to issue additional shares of common stock or securities convertible or exercisable for shares of common stock, including convertible preferred stock, convertible notes, stock options or warrants. The issuance of additional securities in the future will dilute the percentage ownership of then current stockholders.

We are an “emerging growth company,” and we cannot be certain if the reduced reporting and disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging-growth company,” as defined in the JOBS Act, and we have elected to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, or Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Pursuant to Section 107 of the JOBS Act, as an emerging growth company, we have elected to use the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies. As a result, our consolidated financial statements will not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make our common stock less attractive to investors. In addition, if we cease to be an emerging growth company, we will no longer be able to use the extended transition period for complying with new or revised accounting standards.

We will remain an emerging-growth company until the earliest of: (1) the last day of the fiscal year following the fifth anniversary of our IPO; (2) the last day of the first fiscal year in which our annual gross revenue is $1.07 billion or more; (3) the date on which we have, during the previous rolling three-year period, issued more than $1 billion in non-convertible debt securities; and (4) the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates.

We cannot predict if investors will find our common stock less attractive as a result of choosing to rely on these exemptions. For example, if we do not adopt a new or revised accounting standard, our future results of operations will not be as comparable to the results of operations of certain other companies in our industry that adopted such standards. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Description of Property

We lease office space, on a month-to-month basis, at 105 Maxess Road, Melville, New York 11747. Our monthly rent is $200.

We own and operate a 41,000 square foot manufacturing facility in Hungary acquired in July 2022, which we previously used for development and testing of our products and we currently use primarily for the manufacture of our products. We are prepared to move our owned molds, machinery and equipment to an alternative manufacturing location if necessary. See “Item 1. Business - Background and Overview.”

Item 3. Legal Proceedings

We know of no other material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any other material proceeding or pending litigation. There are no other proceedings in which any of our directors, executive officers, or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock and warrants are traded on the Nasdaq Capital Markets under the symbol “STSS” and “STSSW,” respectively. Our common stock and warrants commenced trading on April 14, 2022. The following tables sets forth the closing high and low price of the Company’ common stock and warrants, respectively, for the periods indicated as reported on the Nasdaq Capital Markets Exchange.

Common Stock Closing Prices

	2022
	High	Low
Second Quarter	$2.43	$0.83
Third Quarter	$1.44	$0.95
Fourth Quarter	$1.37	$1.02

Warrants Closing Prices

	2022
	High	Low
Second Quarter	$0.67	$0.25
Third Quarter	$0.48	$0.15
Fourth Quarter	$0.42	$0.13

Holders of Record

As of March 27, 2023, there were 11,655,936 common shares issued and outstanding and approximately 117 shareholders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, this number is not indicative of the total number of stockholders represented by these stockholders of record.

Dividend Policy

We have not paid any and have no present intention of paying any dividends on our capital stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. As a result, we anticipate that only appreciation of the price of our common stock, if any, will provide a return to investors for at least the foreseeable future.

Use of Proceeds from the Sale of Registered Securities

On April 13, 2022, the Company’s initial public offering (“IPO”) was declared effective by the SEC pursuant to which the Company issued and sold an aggregate of 3,750,000 units, each consisting of one share of common stock and two warrants, to purchase one share of common stock for each whole warrant, with an initial exercise price of $4.25 per share and a term of five years. In addition, the Company granted Aegis Capital Corp., as underwriter a 45-day over-allotment option to purchase up to 15% of the number of shares included in the units sold in the offering, and/or additional warrants equal to 15% of the number of warrants included in the units sold in the offering, in each case solely to cover over-allotments, which the Aegis Capital Corp. partially exercised with respect to 1,125,000 warrants on April 19, 2022. The IPO generated aggregate gross proceeds of approximately $16 million. After deducting underwriting discounts, commissions and offering costs incurred by us of approximately $1.7 million the net proceeds from the offering were approximately $14.2 million. Aegis Capital Corp. acted as the underwriter of the offering. No offering costs were paid or are payable, directly, or indirectly, to our directors or officers, to persons owning 10% or more of any class of our equity securities, or to any of our affiliates.

There has been no material change in the expected use of the net proceeds from our IPO as described in our final prospectus filed with the SEC on April 15, 2022. Upon receipt, the net proceeds from our IPO were held in cash and cash equivalents. As of December 31, 2022, we have used approximately $10 million of the net proceeds from the IPO. Pending such uses, we plan to continue investing the unused proceeds from the IPO in fixed, non-speculative income instruments and money market funds.

On February 3, 2023, we completed a securities purchase agreement (“Offering”) with institutional investors and received net proceeds from the Offering were approximately $3.2 million, net of $600,000 in fees relating to the placement agent and other offering expenses. The Offering was priced at the market under Nasdaq rules. In connection with the Offering, we issued 2,248,521 units at a purchase price of $1.69 per unit. Each unit consists of one share of common stock and one non-tradable warrant exercisable for one share of common stock at a price of $1.56. The warrants have a term of five years from the issuance date. (See Notes 16 to the Consolidated Financial Statements)

Recent Sales of Unregistered Securities

No unregistered equity securities were issued during the April 19, 2022 through March 27, 2023 except for the 235,000 shares issued in connection with services provided to the Company.

During 2022, the Company issued 367,500 stock options at exercise prices ranging from $1.08 to $4.25.

During 2021, the Company completed stock subscriptions through a private placement for 487,204 shares of common stock at $7.00 per share. In addition, the Company issued 71,429 shares to a vendor for engineering and design services provided for equipment and for partial payments for equipment begin manufactured, 28,571 shares related to an acquisition and 2,857 shares for services.

During 2021, the Company granted 511,764 stock options at an exercise price of $7.00, including 71,248 stock options granted to a vendor relating to an equipment purchase, 114,285 stock options under an executive employment agreement and 35,714 options relating to an acquisition agreement.

The offers, sales, and issuances of the above securities were exempt from registration under the Securities Act by virtue of Section 4(a)(2) of the Securities Act as transactions by an issuer not involving any public offering, or in reliance on Rule 701 promulgated under Section 3(b) of the Securities Act because the transactions were pursuant to compensatory benefit plans or contracts relating to compensation as provided under Rule 701.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item with respect to securities authorized for issuance under equity compensation plans is set forth in Part III, Item 11 of this Annual Report on Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended December 31, 2022.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of our Company as of and for the periods presented below. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and notes included in this Annual Report on Form 10-K as of and for the years ended December 31, 2022 and 2021. Unless the context requires otherwise, references in this Annual Report on Form 10-K to “we,” “us,” and “our” refer to Sharps Technology, Inc.

Forward-Looking Statements

The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in our filings with the SEC. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements.

Overview

Since our inception in 2017, we have devoted substantially all of our resources to the research and development of our safety syringe products. To date, we have generated no revenue. We have incurred net losses in each year of $4,639,662 and $4,664,412 for the years ended December 31, 2022 and 2021, respectively. Substantially all of our net losses resulted from costs incurred in connection with our research and development efforts, payroll and consulting fees, stock compensation and general and administrative costs associated with our operations, including costs incurred for being a public company since April 14, 2022. See below Initial Public Offering, Liquidity and Capital Resources and Notes to Consolidated Financial Statements

We classify our operating expenses as research and development, and general and administrative expenses. We maintain a corporate office located in Melville, New York, but employees and consultants in the US work remotely and will continue to do so indefinitely. In June 2020, in connection with the agreement to acquire Safegard, a former syringe manufacturing facility in Hungary, which was completed on July 6, 2022, we were contractually provided the exclusive use of the facility for research and development and testing in exchange for payment of the seller’s operating costs, including among others, use of Safegard’s work force, utility costs and other services.

In order to compete in the market, we must build inventory. Commencing in the 4th Quarter of 2022 we have started building inventory. We require commercial quantities of inventory to secure orders. Delivery is expected shortly after receiving orders.

Research and Development

Research and development expense consists of expenses incurred while performing research and development activities for our various syringe products. We recognize research and development expenses as they are incurred. Our research and development expense primarily consist of:

●	Manufacturing and testing costs and related supplies and materials;

●	Consulting fees paid for our Chief Technology Officer;

●	Operating costs paid to Safegard, through the acquisition date for use of Safegard’s workforce, utilities and other services, relating to the facility being utilized; and

●	Third-party costs, including engineering, incurred for development and design.

Substantially all of our research and development expenses to date have been incurred in connection with our syringe products. We expect our research and development expenses to increase for the foreseeable future as we continue to enhance our product to meet the market requirements for our Sharps Provensa product line for its various intended uses throughout the world.

Initial Public Offering

On April 13, 2022, our registration statement on Form S-1 (File No. 333-263715), as amended, related to our IPO was declared effective by the SEC, and our common stock and warrants began trading on the Nasdaq Capital Market, or Nasdaq, on April 14, 2022. Our IPO closed on April 19, 2022. Net proceeds from the IPO were approximately $14.2 million. In connection with the closing of the IPO, the Company used net proceeds to repay the Note Payable of $2 million.

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

The NPC Agreement is intended to support several areas of the Company’s development and growth. The Company and NPC intend to supplement the NPC Agreement by entering into a manufacturing supply agreement, a sales and distribution agreement and a pharma services program to support growth, and a future agreement to support manufacturing expansion.

The manufacturing and supply agreement will be focused on the development and manufacture of high value pre-fillable syringe systems that can be utilized by Nephron which are highly sought after by the healthcare industry and pharmaceutical markets, with projected product supply beginning in mid-2023. The syringe lines will utilize highly automated equipment and controlled environments established by Nephron. These premium offerings will be made from what we believe are the highest quality raw materials, on the most innovative technology. These products will be compliant with the USP standards required in the United States, as well as the EP and JP international standards, as applicable The products that the Company and Nephron intend to develop and commercialize are designed to provide solutions to support Nephron’s current fill/finish strategies, as well as their pipeline of new drug applications, and sets forward a strategy to support branded pharma and advanced therapies including ophthalmic and biologic applications. Our seasoned understanding of pharma fill/finish processes and equipment and strong connections with preferred component suppliers and large pharmaceutical companies sets the groundwork for an effective market strategy in partnership with Nephron.

On December 8, 2022, the Company completed the sales and distribution agreement (the “Distribution Agreement”) portion of the overall agreement with Nephron Pharmaceuticals Corporation and Nephron SC, Inc. (collectively, “Nephron”), pursuant to which the Company appointed Nephron as its exclusive distributor for the sale and distribution of the products subject to the Distribution Agreement in and throughout the United States. Pursuant to the Distribution Agreement, the price of shipping products will be based on the cost of delivery to Nephron’s warehouse and the Company will pay for the cost of delivery to Nephron. The Distribution Agreement has a term of two years and will continue in effect unless either party notifies the other party of its desire to terminate. At any time and for any reason, either party can terminate the Distribution Agreement after thirty (30) days’ notice and in the event of a breach of any of the Distribution Agreement’s terms and provisions, either party can terminate the Distribution Agreement by providing 90 days written notice. The Company has the right to terminate the Distribution Agreement with 60 days written notice in the event that certain conditions are met as set forth in the Distribution Agreement.

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

On February 3, 2023, the Company completed a securities purchase agreement (“Offering”) with institutional investors and received net proceeds from the Offering were approximately $3.2 million, net of $600,000 in fees relating to the placement agent and other offering expenses. The Offering was priced at the market under Nasdaq rules. In connection with the Offering, the Company issued 2,248,521 units at a purchase price of $1.69 per unit. Each unit consists of one share of common stock and one non-tradable warrant exercisable for one share of common stock at a price of $1.56. The warrants have a term of five years from the issuance date.

Critical Accounting Policies and Significant Judgments and Estimates

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

Nature of Business

Nature of Business

Sharps Technology, Inc. (“Sharps” or the “Company”) is a pre-revenue medical device company that has designed and patented various safety syringes and is seeking commercialization by manufacturing and distribution of its products.

The accompanying consolidated financial statements include the accounts of Sharps Technology, Inc. and its wholly owned subsidiary, Safegard Medical, Inc, collectively referred to as the “Company.” All intercompany transactions and balances have been eliminated.

The Company’s fiscal year ends on December 31.

On April 13, 2022, the Company’s Initial Public Offering was deemed effective with trading commencing on April 14, 2022. The Company received net proceeds of $14.2 million on April 19, 2022. (See Capital Structure and Note 8 to the Consolidated Financial Statements)

In March 2020, the World Health Organization declared coronavirus COVID-19 a global pandemic. This contagious disease outbreak has adversely affected workforces, economies, and financial markets globally leading to an economic downturn in certain industries and countries. It is not possible for the Company to predict the duration or magnitude of the adverse results of the outbreak and its effects on the Company’s business or ability to raise funds. Management continues to monitor the situation but has not experienced a significant disruption to its product development efforts.

Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) and are expressed in U.S. dollars.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are maintained with various financial institutions.

Inventories

The Company values inventory at the lower of cost (average cost) or net realizable value. Work-in-process and finished goods inventories consist of material, labor, and manufacturing overhead. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. A reserve is established for any excess or obsolete inventories or they may be written off. At December 31, 2022 and 2021, inventory is comprised of raw materials, components and finished goods.

Fair Value Measurements

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

Fixed Assets

Fixed assets are stated at cost. Expenditures for maintenance and repairs are charged to operations as incurred. The Company’s fixed assets consist of land, building, machinery and equipment, molds and website. Depreciation is calculated using the straight-line method commencing on the date the asset is operating in the way intended by management over the following useful lives: Building – 20 years, Machinery and Equipment – 3 -10 years and Website – 3 years. The expected life for Molds is based lesser of the number of parts that will be produced based on the expected mold capability or 5 years.

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

Stock-based Compensation Expense

The Company measures its stock-based awards made to employees based on the estimated fair values of the awards as of the grant date. For stock option awards, the Company uses the Black-Scholes option-pricing model. The stock-based awards are granted at an exercise price that represents the fair market value of the underlying common stock based on the stock price, at which the Company sold stock in private placements completed by the Company, during the period such options were issued. Stock-based compensation expense is recognized over the requisite service period and is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. The Company recognizes forfeitures of stock-based awards as they occur on a prospective basis.

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

At their issuance date and as of December 31, 2022, the warrants were accounted for as liabilities as these instruments did not meet all of the requirements for equity classification under ASC 815-40 based on the terms of the aforementioned warrants. The resulting warrant liabilities are re-measured at each balance sheet date until their exercise or expiration, and any change in fair value is recognized in the Company’s consolidated statement of operations and comprehensive loss (See Notes 7, 8 and 10 to the Consolidated Financial Statements).

Basic and Diluted Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the consolidated statement of operations and comprehensive loss. Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the year. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at December 31, 2022, there were 10,405,916 stock options and warrants that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.

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

The provision for income taxes was composed of the Company’s current tax liability and changes in deferred income tax assets and liabilities. The calculation of the current tax liability involves dealing with uncertainties in the application of complex tax laws and regulations and in determining the liability for tax positions, if any, taken on the Company’s tax returns in accordance with authoritative guidance on accounting for uncertainty in income taxes. Deferred income taxes are determined based on the differences between the financial reporting and tax basis of assets and liabilities. The Company must assess the likelihood that it will be able to recover the Company’s deferred tax assets. If recovery is not likely on a more-likely-than-not basis, the Company must increase its provision for income taxes by recording a valuation allowance against the deferred tax assets that it estimates will not ultimately be recoverable. However, should there be a change in the Company’s ability to recover its deferred tax assets, the provision for income taxes would fluctuate in the period of such change.

Contingencies

Contingencies are evaluated and a liability is recorded when the matter is both probable and reasonably estimable. Gain contingencies are evaluated and not recognized until the gain is realizable or realized.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any off-balance sheet arrangements as defined under Regulation S-K Item 303(a)(4).

Results of Operations

Comparison of the Years Ended December 31, 2022 and, 2021.

	Year Ended
	December 31, 2022	December 31, 2021	Change	Change %
Research and development	$2,280,933	1,690,865	$590,068	35%
General and administrative	6,457,860	2,806,801	3,651,059	130%
Interest expense (income)	1,320,416	166,746	1,153,670	692%
FMV gain adjustment for derivatives	(5,392,911)	-	(5,392,911)	-
Foreign currency Loss	496	-	496	-
Other	(27,132)	-	(27,132)	-
Net loss	$4,639,662	$4,664,412	$(24,750)	1%

Revenue

The Company has not generated any revenue to date.

Research and Development

For the year ended December 31, 2022, Research and Development (“R&D”) expenses increased to $2,280,933 compared to $1,690,865 for the year ended December 31, 2021. The increase of $590,068 was due to increased R&D costs incurred at Safegard for labor $181,000 and other costs $207,000, which commenced after the acquisition on July 6, 2022. In addition, we had increases in depreciation related to R&D equipment of $597,000 which had commenced in the fourth quarter of 2021. We had increases in stock compensation and consulting fees of $4,000 from $321,000 in 2021 to $325,000 in 2022, decreases in engineering of $4,000 from $169,000 in 2021 to $165,000 2022 and decreases in other R&D costs of $119,000 from $331,000 in 2021 to $212,000 in 2022. The aforementioned changes were offset by the decrease in the Safegard operating cost of $275,000 from $850,000 in 2021 to $575,000 in 2022, incurred prior to acquisition. The operating costs primarily related to the use of Safegard’s workforce, utility costs incurred and other services. The facility, since June 2020 and following the acquisition, has been used for further development, production of current prototype samples and related testing.

General and Administrative

For the year ended December 31, 2022, General and Administrative (“G&A”) expenses were $6,457,860 as compared to $2,806,801 for the year ended December 31, 2021. The increase of $3,651,059 was primarily attributable to increases in payroll and related of: i) payroll and consulting fees of $805,000 from $918,000 in 2021 to $1,723,000 in 2022, primarily due to increased amounts of payroll and increased staffing, including fifty-two staff members and $187,000 relating to the Safegard acquisition from date of acquisition and additional other staff and pay of $618,000 from $918,000 in 2021 to $1,355,000 in 2022 and ii) decrease in stock compensation expense, due to timing of option awards and vesting, of approximately $175,000 from $1,091,000 in 2021 to $916,000 in 2022. In addition, we had increases in G&A in the year ended December 31, 2022 of approximately $3,021,000 principally from increased: marketing and promotion ($878,000), professional fees ($178,000), travel ($152,000), board fees ($151,000), insurance ($521,000). public company and investor relations related ($294,000), issuance costs related to the warrants ($550,000), rent and office expenses ($109,000) and other ($188,000).

Interest expense (income)

Interest expense, net of interest income, was $1,320,416 for the year ended December 31, 2022, compared to interest expense of $166,746 for the year ended December 31, 2021. Interest expense increased by $1,153,670 due to the financing entered into in December 2021 which resulted in interest payable at the 8% face amount of $47,111 plus accreted interest of $1,299,985 on the $2,000,000 Note Payable which was repaid at the IPO closing with net proceeds.

FMV Adjustment for Derivatives

The value of the Note Warrants requires the Fair Market Value (“FMV”) to be remeasured at each reporting date while outstanding with recognition of the changes in fair value to other income or expense in the statement of operations and comprehensive loss. For the year ended December 31, 2022, the Company recorded a $5,392,911 FMV gain to reflect the decrease in the Note Warrants and Warrants liabilities issued with the IPO. (See Notes 7, 8 and 10 to the Consolidated Financial Statements)

Liquidity and Capital Resources

On April 13, 2022, we completed its IPO which was declared effective by the SEC, and the Company’s common stock and warrants began trading on the Nasdaq Capital Market or Nasdaq on April 14, 2022 and which closed on April 19, 2022. The net proceeds from the IPO were approximately $14.2 million of which $5,778,750 was attributed to the warrant liability (See Notes 8 and 10 to the Consolidated Financial Statements).

At December 31, 2022 and 2021, we had a cash balance of $4,107,897 and $1,479,166, respectively. The Company has working capital of $2,416,928 as of December 31, 2022 vs working capital deficiency of $1,156,998, as of December 31, 2021. The increase in our working capital was primarily related to net proceeds from our initial public offering of approximately $14.2 million prior to the effect of recording the liability attributed to the warrants from the IPO, less use of cash in operations, investing in fixed assets purchased, repayment of the Note Payable of $2.0 million and $2.4 million paid relating to the Safegard acquisition.

On February 3, 2023, we completed a securities purchase agreement (“Offering”) with institutional investors and received net proceeds from the Offering were approximately $3.2 million, net of $600,000 in fees relating to the placement agent and other offering expenses. The Offering was priced at the market under Nasdaq rules. In connection with the Offering, we issued 2,248,521 units at a purchase price of $1.69 per unit. Each unit consists of one share of common stock and one non-tradable warrant exercisable for one share of common stock at a price of $1.56. The warrants have a term of five years from the issuance date. (See Notes 16 to the Consolidated Financial Statements)

Cash Flows

Net Cash Used in Operating Activities

The Company used cash of $6,433,159 and $3,147,736 in operating activities for the year ended December 31, 2022 and 2021, respectively. The increase in cash used was principally due to the Company incurring additional G&A expenses and R&D activities as described above during year ended December 31, 2022.

Net Cash Used in Investing Activities

For the year ended December 31, 2022 and 2021, the Company used cash in investing activities of $3,117,916 and $2,343,730, respectively. In both years, cash was used to acquire or pay deposits for machinery and equipment of $542,662 and $2,221,830, respectively. Further, in the year ended December 31, 2022 and 2021, the Company used $2,365,576 and $75,000, respectively the acquisition of Safegard or related escrow payments.

Net Cash Provided by Financing Activities

For the year ended December 31, 2022 and 2021, the Company provided cash from financing activities of $12,235,475 and $5,180,429 respectively. In the 2022 period, the cash provided was primarily from the IPO net proceeds of $14,202,975, prior to the effect of recording the liability attributed to the warrants from the IPO, less the Notes repayment of $2,000,000. In 2021, the cash provided was from stock subscriptions from a private placement.

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

We are also a “smaller reporting company,” meaning that the market value of our stock held by non-affiliates plus the aggregate amount of gross proceeds to us as a result of the IPO is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million. If we are a smaller reporting company at the time, we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Sharps Technology Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Sharps Technology Inc. and its subsidiary (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Manning Elliott LLP

CHARTERED PROFESSIONAL ACCOUNTANTS

Vancouver, Canada

March 30, 2023

PCAOB ID:1524

We have served as the Company’s auditor since 2018.

SHARPS TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021

Assets:
Current Assets
Cash	$4,170,897	$1,479,166
Prepaid expenses and other current assets	66,749	7,995
Inventories (Note 3)	185,804	121,994
Current Assets	4,423,450	1,609,155

Fixed Assets, net of accumulated depreciation (Notes 4 and 5)	7,004,890	3,763,332
Other Assets (Notes 5 and 6)	411,316	529,863
TOTAL ASSETS	$11,839,656	$5,902,350

Liabilities:
Current Liabilities
Accounts payable and accrued liabilities (Note 4)	$854,684	$804,138
Notes payable, net of discount (Note 7)	-	700,015
Contingent stock liability (Notes 7 and 8)	-	677,000
Contingent warrant liability (Notes 7, 8 and 10)	-	585,000
Warrant liability (Notes 8 and 10)	1,151,838	-
Total Current Liabilities	2,006,522	2,766,153

Deferred Tax Liability	192,000	-
Total Liabilities	2,198,522	2,766,153

Commitments and Contingencies (Note 15)
Subsequent Events (Note 16)

Stockholders’ Equity:
Preferred stock, $.0001 par value; 1,000,000 shares authorized; 1 share issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000, shares authorized; 9,407,415 shares issued and outstanding and (2021: 5,187,062)	941	519
Common stock subscription receivable	-	(32,500)
Additional paid-in capital	24,733,306	13,835,882
Accumulated other comprehensive income	214,253	-
Accumulated deficit	(15,307,366)	(10,667,704)
Total Stockholders’ Equity	9,641,134	3,136,197
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,839,656	$5,902,350

The accompanying notes are an integral part of these financial statements.

SHARPS TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended	For the year ended
	December 31, 2022	December 31, 2021

Revenue, net	$-	$-

Operating expenses:
Research and development (Note 5)	2,280,933	1,690,865
General and administrative	6,457,860	2,806,801
Total operating expenses	(8,738,793)	(4,497,666)
Loss from operations	(8,738,793)	(4,497,666)

Other income (expense)
Interest income (expense)	(1,320,416)	(166,746)
FMV adjustment on contingent stock & warrants	5,392,911	-
Foreign currency and other	26,636	-
Net loss	$(4,639,662)	$(4,664,412)

Net loss per share, basic and diluted	$(0.57)	$(0.96)
Weighted average shares used to compute net loss per share, basic and diluted	8,100,410	4,876,899

The accompanying notes are an integral part of these financial statements.

F-3

SHARPS TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the year ended	For the year ended
	December 31, 2022	December 31, 2021
Net loss	$(4,639,662)	$(4,664,412)

Other comprehensive income:

Foreign currency translation adjustments	214,253	-

Comprehensive loss	$(4,425,409)	$(4,664,412)

The accompanying notes are an integral part of these financial statements.

SHARPS TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Preferred Stock		Common Stock		Common Stock Subscription	Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Receivable	Capital	Income	Deficit	Equity

Balance – December 31, 2020	1	$-	4,597,000	$460	$-	$8,133,655	$-	$(6,003,292)	$2,130,823

Net loss for the year ended December 31, 2021	-	-	-	-	-	-	-	(4,664,412)	(4,664,412)
Share-based compensation charges	-	-	-	-	-	1,571,857	-	-	1,571,857
Issuance of common stock for services	-	-	2,857	-	-	20,000	-	-	20,000
Issuance of common stock from subscriptions	-	-	487,205	49	(32,500)	3,410,380	-	-	3,377,929
Issuance of common stock for acquisition	-	-	28,571	3	-	199,997	-	-	200,000
Issuance of common stock for equipment order	-	-	71,429	7	-	499,993	-	-	500,000
Balance – December 31, 2021	1	$-	5,187,062	519	$(32,500)	$13,835,882	$-	$(10,667,704)	$3,136,197

Net loss for the year ended December 31, 2022	-	-	-	-	-	-	-	(4,639,662)	(4,639,662)

Shares issued in Initial Public Offering	-		3,750,000	375	-	8,974,282	-	-	8,974,657
Issuance of shares for contingent stock liability	-		235,294	24	-	495,976	-	-	496,000
Share-based compensation charges	-	-	-	-	-	1,136,638	-	-	1,136,638
Fractional share adjustment	-	-	59	-	-	-	-	-	-
Issuance of common stock for services	-	-	235,000	23	-	290,528	-	-	290,551
Foreign currency translation	-	-	-	-	-	-	214,253	-	214,253
Collection of stock subscription	-	-	-	-	32,500	-	-	-	32,500
Balance – December 31, 2022	1	$-	9,407,415	941	$-	$24,733,306	$214,253	$(15,307,366)	$9,641,134

The accompanying notes are an integral part of these financial statements.

SHARPS TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,	For the year ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,639,662)	$(4,664,412)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	654,572	28,699
Stock-based compensation	1,012,592	1,195,819

Issuance of common stock for services	290,551	20,000
Accretion of debt discount	1,299,985	159,615
FMV for adjustment for contingent stock	(181,000)	-
FMV adjustment for Contingent warrants and warrants	(5,211,911)	-
IPO issuance costs relating to warrants	550,433	-
Foreign exchange loss	496	-
Changes in operating assets
Prepaid expenses	(58,754)	42,005)
Inventory	(34,109)	(121,994)
Other assets	(12,000)	(10,262)
Accounts payable and accrued liabilities	(104,352)	202,894
Net cash used in operating activities	(6,433,159)	(3,147,736)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits paid on fixed assets and components	(209,678)	(46,900)
Purchase of fixed assets	(542,662)	(2,221,830)
Other assets – escrow deposit	-	(75,000)
Asset acquisition	(2,365,576)	-
Net cash used in investing activities	(3,117,916)	(2,343,730)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issued, net of subscription receivable	-	3,377,929
Net proceeds from Initial Public Offering Units	14,202,975	-
Net proceeds from notes payable, contingent stock liability, contingent warrant liability	-	1,802,500
Repayment of note payable	(2,000,000)	-
Proceeds from subscriptions receivable	32,500	-
Net cash provided by financing activities	12,235,475	5,180,429

Effect of exchange rate changes on cash	7,331	-

NET INCREASE (DECREASE) IN CASH	2,691,731	(311,037)
CASH — BEGINNING OF YEAR	1,479,166	1,790,203
CASH — END OF YEAR	$4,170,897	$1,479,166

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$47,111	$4,000
Cash paid for taxes	$-	$-

Non-cash investing and financing activity:
FMV for Common stock issued for contingent shares	$496,000	-
FMV for Warrants issued for contingent warrants	$554,312
Common stock issued and vested stock options for fixed assets acquired	$63,612	$753,336
Common stock issued and vested stock options issued as consideration for acquisition	$60,435	$322,701

The accompanying notes are an integral part of these financial statements.

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR YEARS ENDED DECEMBER 31, 2022 AND 2021

Note 1. Description of Business

Nature of Business

Sharps Technology, Inc. (“Sharps” or the “Company”) is a pre-revenue medical device company that has designed and patented various safety syringes and is seeking commercialization by manufacturing and distribution of its products.

The accompanying consolidated financial statements include the accounts of Sharps Technology, Inc. and its wholly owned subsidiary, Safegard Medical (Hungary) KFT, collectively referred to as the “Company.” All intercompany transactions and balances have been eliminated.

The Company’s fiscal year ends on December 31.

On April 13, 2022, the Company’s Initial Public Offering was deemed effective with trading commencing on April 14, 2022. The Company received net proceeds of $14.2 million on April 19, 2022 (See Note 8).

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) and are expressed in U.S. dollars.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. As of December 31, 2022, the most significant estimates relate to derivative liabilities and stock-based compensation.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are maintained with various financial institutions.

Inventories

The Company values inventory at the lower of cost (average cost) or net realizable value. Work-in-process and finished goods inventories consist of material, labor, and manufacturing overhead. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. A reserve is established for any excess or obsolete inventories or they may be written off. At December 31, 2022 and 2021, inventory is comprised of raw materials, components and finished goods.

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

The Company’s outstanding warrants are fair valued on a recurring basis with the trading price which could cause fluctuations in operating results at the reporting periods.

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

Fixed Assets

Fixed assets are stated at cost. Expenditures for maintenance and repairs are charged to operations as incurred. The Company’s fixed assets consist of land, building, machinery and equipment, molds and website. Depreciation is calculated using the straight-line method commencing on the date the asset is operating in the way intended by management over the following useful lives: Building – 20 years, Machinery and Equipment – 3 -10 years and Website – 3 years. The expected life for Molds is based lesser of the number of parts that will be produced based on the expected mold capability or 5 years.

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

There were no impairment losses recognized during the years ended December 31, 2022 and 2021.

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Note 2. Summary of Significant Accounting Policies (continued)

At their issuance date and as of December 31, 2022, the warrants (see Notes 8 and 10) were accounted for as liabilities as these instruments did not meet all of the requirements for equity classification under ASC 815-40 based on the terms of the aforementioned warrants. The resulting warrant liabilities are re-measured at each balance sheet date until their exercise or expiration, and any change in fair value is recognized in the Company’s consolidated statements of operations and comprehensive loss.

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

Comprehensive income (loss)

Comprehensive income (loss) consists of the Company’s consolidated net loss and foreign currency translation adjustments related to its subsidiary. Foreign currency translation adjustments included in comprehensive loss were not tax effected as the Company has a full valuation allowance at December, 2022 and 2021. Accumulated other comprehensive income (loss) is a separate component of stockholders’ equity and consists of the cumulative foreign currency translation adjustments.

Basic and Diluted Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the consolidated statement of operations and comprehensive loss. Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the year. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at December 31, 2022, there were 10,405,916 stock options and warrants that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.

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

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Note 2. Summary of Significant Accounting Policies (continued)

Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigations, fines and penalties and other sources are recognized when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. Gain contingencies are evaluated and not recognized until the gain is realizable or realized.

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

We reviewed all other recently issued accounting pronouncements and have concluded they are not applicable or not expected to be significant to the accounting for our operations.

Note 3. Inventories

Inventories, net consisted of the following at December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Raw materials	$106,088	$121,994
Work in process	49,144	-
Finished goods	30,572	-
Total	$185,804	$121,994

Note 4. Fixed Assets

Fixed asset, net, as of December 31, 2022 and 2021, are summarized as follows:

	December 31, 2022	December 31, 2021

Land	$242,240	$-
Building	2,824,481	-
Machinery and Equipment	4,601,293	3,778,766
Website	16,600	16,600
	7,684,614	3,795,366
Less: accumulated depreciation	(679,724)	(32,034)
Fixed asset, net	$7,004,890	$3,763,332

Depreciation expense of fixed assets for the year ended December 31, 2022 and 2021 was $647,690 and $28,699, respectively. Substantially, all of the Company’s fixed assets are located at the Company’s Hungary location.

During the year ended December 2022, the Company recorded $63,612 in fixed asset costs relating to the estimated fair market value for options granted in 2021 for the acquired machinery. As of December 31, 2022, the Company has $100,000 in remaining payments for machinery purchased, which is included in accounts payable.

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Note 5. Asset Acquisition

In June 2020, the Company entered into a Share Purchase Agreement (“Agreement”) with Safegard Medical (“Safegard”) and amendments to the Agreement, collectively, the Agreements, to purchase either the stock or certain assets of a manufacturing facility for $2.5M in cash, plus additional consideration of 28,571 shares of common stock with an estimated fair market value of $7.00, 35,714 stock options with an exercise price of $7.00 and 50,000 stock options with an exercise price of $4.25. The purchase price includes the fair market value of the common stock of $200,000 and the vested options of $183,135. The Agreements provided the Company various periods for due diligence and post due diligence, requirements for escrow payments through the closing date (“Closing Date”).

Through the Closing Date, the Agreements provided the Company with the exclusive use of the facility in exchange for payment of the facility’s operating costs. The monthly fee (“Operating Costs”), which primarily covered the facility’s operating costs, was mainly comprised of the seller’s workforce costs, materials and other recurring monthly operating cost.

During the year ended December 31, 2022 and 2021, the Company had remitted $594,000 and $770,000, respectively for the aforementioned Operating Costs. The remittance of operating costs was discontinued after the Closing Date. These costs were included in research and development expense in the consolidated statement of operations and comprehensive loss as the activities at the facility in 2022 and 2021 were related to design and testing of the Company’s products.

The acquisition of Safegard, which closed on July 6, 2022, did not meet the definition of a business pursuant to ASC 805-10, and accordingly was accounted for as an asset acquisition in accordance with ASC 805-50. The cost of the acquisition was $2,936,712, including transaction costs of $53,576, with the allocation to the assets acquired on a relative fair value basis. The intangibles relate to permits and a limited workforce acquired. Under ASC 805-50, no goodwill is recognized. The operating results for Safegard are included in the consolidated balance sheet and consolidated statements of operations and comprehensive loss for the period beginning after the closing on July 6, 2022.

The relative fair value of the assets acquired and related deferred tax liability is as follows:

Land	$226,000
Building and affixed assets	2,648,000
Machinery	158,000
Inventory	32,000
Intangibles	64,712
Deferred tax liability	(192,000)

Total	$2,936,712

The useful lives for the acquired assets is Building - 20 years; Machinery – 5 to 10 years; Intangibles – 5 years. The related depreciation and amortization is being recorded on a straight-line basis.

Note 6. Other Assets

Other assets as of December 31, 2022 and 2021 are summarized as follows:

	December 31,	December 31,
	2022	2021
Acquisition (see Note 5)	$-	$472,701
Intangibles, net	62,480	-
Deposits or advance payments on machinery, molds and components (see Note 15)	336,466	-
Other	12,370	57,162
	$411,316	$529,863

Intangibles are related to the Asset Acquisition (see Note 5) and consist of an acquired workforce and permits. Amortization for the year ended December 31, 2022 was $6,882.

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Note 7. Note Purchase Agreement

On December 14, 2021, the Company entered into a Note Purchase Agreement (“NPA”) with three unrelated third-party purchasers (“Purchasers”). The Purchasers provided financing to the Company in the form of bridge financing, aggregating principal of $2,000,000 (the “Notes”). The principal under the Notes shall be payable on the earlier of (i) December 14, 2022, and (ii) the date on which the Company consummates an initial public offering (“IPO”), herein referred to as the “Maturity Date”. The Notes bore interest at 8% with interest payments due monthly. The Company and the Purchasers had entered into a Security Agreement whereby the Notes were collateralized by substantially all the assets of the Company, both tangible and intangible both currently owned with stated exclusions, as defined, and any future acquired with stated exclusions, as defined.

The NPA provided for covenants that until all of the Notes have been converted, exchanged, redeemed or otherwise satisfied in accordance with their terms, the Company shall not, and the Company shall not permit any of its subsidiaries without the prior written consent of the Purchasers: a) incur or guarantee any new debt, b) issue any securities that would cause a breach or default under the NPA, c) incur any liens other than permitted, d) redeem or repurchase shares, e) declare or pay any cash dividend or distribution, e) sell, lease or dispose of assets other than in the ordinary course of business, or f) engage in different line of business.

As additional consideration to the Purchasers for providing the financing, the Company also agreed to a) issue each Purchaser a number of shares of the Company’s Common Stock equal to 50% of the original principal amount of each Purchaser’s Note (the “Contingent Stock”) and b) issue each Purchaser a number of warrants, which would allow the Purchasers to purchase additional shares of the Company’s Common Stock, equal to 50% of the original principal amount each Purchaser’s Note for a term of 5.0 years (the “Contingent Warrants”).

For both the Contingent Stock and the Contingent Warrants, the number of shares and warrants that each Purchaser will be issued was unknown at the time of the NPA and was determined based on a formula of 50% of the original principal amount divided by a “Subsequent Offering Price” based on the valuation in a future offering of Common stock or other equity interest in the Company (such offering referred to as a “Consummated Offering”) during the period beginning on December 14, 2021 through and including the date the Company consummates an initial public offering (“IPO”) (such period referred to as the “Subsequent Offering Period”).

In accordance with ASC 480-10-25-14, a fixed monetary amount exists at inception for the total value of Contingent Stock that may be issued to each Purchaser. The Contingent Stock is not considered outstanding at inception, as it will only be issued upon the consummation of a Consummated Offering, and accordingly, is a conditional obligation. As such the fair market value (“FMV”) of the Contingent Stock at inception was $677,000, which was recorded as debt discount. Similarly, a fixed monetary amount further exists at inception for the total value of Contingent Warrants that may be issued to each Purchaser. Accordingly, a conditional obligation exists and as such the FMV of Contingent Warrants at inception was $585,000, which was recorded as debt discount. The Company incurred $197,500 of debt issuance costs associated with the NPA. The debt issuance costs were allocated between the Notes, Contingent Stock and Contingent Warrants in a manner that was consistent with the allocation of the proceeds of the Notes. The portion of the debt issuance costs which were allocated to the Contingent Stock and Contingent Warrants, which was $124,460, was expensed during the year ended December 31, 2021. The debt issuance costs allocated to the Notes were recorded as a debt discount.

The Contingent Stock and Contingent Warrant liabilities were measured at FMV on the date of issuance (based on the Black-Scholes valuation model).

At inception, the Notes were recorded at the net amount of approximately $665,000, after adjusting for debt discounts of approximately $1,335,000 relating to the debt issuance costs, Contingent Stock and Contingent Warrants. Management calculates the effective interest rate (“EIR”) to consider the potential repayment at redemption date by reference to the face value amount after taking into account the stated 8% interest rate. In 2022, through the repayment date, the Company recorded interest expense of $39,111 (2021 - $nil) and accreted interest of $1,299,895 (2021 - $nil) and repaid the $2,000,000 in Notes with proceeds from the IPO that closed on April 19, 2022.

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Note 7. Note Purchase Agreement (continued)

The value of the Contingent Stock and Contingent Warrants is required to be re-measured at FMV at each reporting date, using either the Black-Scholes valuation model or other valuation method, if deemed more appropriate, with recognition of the changes in fair value to other income or expense in the consolidated statement of operations in accordance with ASC 480, Debt and Equity. On April 19, 2022, the Company issued 235,295 shares of Common Stock to settle the Contingent Stock liability, re-measured the liability at its estimated FMV based on the stock’s trading price and reclassified $496,000 to Common Stock Par Value and Additional Paid in Capital.

In connection with the closing of the IPO, 235,295 warrants were issued to settle the Contingent Warrant liability (“Note Warrants”) with an exercise price of $4.25. The terms of the Note Warrants continue to require classification as a liability under ASC 815 with recognition of the changes in fair value to other income or expense in the consolidated statement of operations in accordance with ASC 480 Debt and Equity. During the year ended December 31, 2022, the Company recorded a FMV income adjustment of $554,412 to reduce the Warrant liability from $585,000 at December 31, 2021 to $30,588 at December 31, 2022. (See Notes 8 and 10)

Note 8. Stockholders’ Equity

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

The Company’s common stock and warrants began trading on the Nasdaq Capital Market or Nasdaq on April 14, 2022. The net proceeds from the IPO, prior to payments of certain listing and professional fees were approximately $14.2 million. The net proceeds, after reflecting par value, has been recorded in Additional Paid in Capital of $9.0 million and with respect to the Warrants as a liability under ASC 815 of $5.2M. (See Note 10)

During the year ended December 31, 2022, the Company issued 235,000 shares of common stock at the trading stock price in connection with services provided to the Company and recorded a charge of $290,551, In addition, the Company issued 235,295 common shares relating to the Note Purchase agreement. (See Note 7)

During 2021, the Company completed stock subscriptions through a private placement for 487,204 shares of common stock at $7.00 per share. The Company received cash proceeds of $3,377,929 and had a subscription receivable of $32,500 which was received in January 2022. In addition, the Company issued 71,429 shares with an estimated fair value of $500,000 to a vendor for engineering and design services provided for equipment and for partial payments for equipment begin manufactured (See Note 4), 28,571 shares related to an acquisition (See Note 5) and 2,857 shares for services with an estimated fair value of $20,000.

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Note 8. Stockholders’ Equity (continued)

Warrants

a)	In connection with the IPO in April 2022, the Company issued 7,500,000 warrants (Trading Warrants) as a component of the Units and 1,125,000 warrants to the underwriter (Overallotment Warrants), as noted in Common Stock above. The Trading and Overallotment Warrants were recorded at the FMV, being the trading price of the warrants, on the IPO effective date and the Warrants are classified as a Liability based on ASC 815. The Warrant liability requires remeasurement at each reporting period. At the IPO, the liability was $5,778,750 and at December 31, 2022 the liability was $1,121,250. During year ended December 31, 2022, the Company recorded a FMV gain adjustment of $4,657,500, (See Note 10).

b)	The Company has issued 235,295 Warrants (“Note Warrants”) to the Purchasers of the Notes on April 19, 2022. The Note Warrants have an exercise price of $4.25 and a term of five years. At the issuance date, the liability was $157,647 During the year ended December 31, 2022, the Company recorded a FMV gain of 127,058. (See Note 10)

c)	The underwriter received 187,500 warrants in connection with the IPO for a nominal cost of $11,250. The Warrants have an exercise price of $5.32 and are exercisable after October 9, 2022. The FMV at the date of issuance was $228,750 computed using the Black Sholes valuation model with the following assumptions: a) volatility of 93.47%, five-year term, risk free interest rate 2.77% and 0% dividend rate. The estimated FMV was classified as additional issuance costs.

Note 9. Preferred Stock

In February 2018, the Company Board of Directors issued one share of Series A Preferred Stock to Alan Blackman, the Company’s co-founder and Director. The Series A Preferred Stock entitles the holder to vote on any matters related to the election of directors and was reduced from 50.1% at December 31, 2021 to 29.5%, effective with the IPO. The Series A Preferred Stock has no right to dividends, or distributions in the event of a liquidation and is not convertible into common stock. In the event the Company is sold during the two-year period following completion of IPO at a price per share of more than 500% of the initial offering price per Unit in the IPO, the Series A Preferred Stock, as in effect upon completion of the IPO, will entitle the holder to 10% of the total purchase price.

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

The Warrant liability at December 31, 2022 was as follows:

Note Warrants	$30,588
Trading and Overallotment Warrants	1,121,250
Total	$1,151,838

The Warrants outstanding at December 31, 2022 were as follows:

Note warrants	235,295
Trading and Overallotment Warrants	8,812,500
Total	9,047,795

The following table presents the changes in the Warrant liability of the Level 1 warrants issued on April 14, 2022, the effective date of the IPO measured at fair value:

Total

FMV of Note Warrants, at issuance	$157,647

FMV of Trading and Overallotment Warrants, at issuance	5,778,750

Change in fair value of warrant liability, issuance through December 31, 2022	(4,784,559)

Fair Value at December 31, 2022	$1,151,838

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Note 11. Stock Options

A summary of options granted and outstanding is presented below.

	2022		2021
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at Beginning of year	1,137,479	$5.18	792,857	$3.64
Granted	367,500	1.63	511,764	7.00
Cancelled	(3,571)	(4.38)	(21,875)	(4.38)
Forfeited	(143,286)	$(3.77)	(145,157)	$(2.57)

Outstanding at end of year	1,358,122	$4.37	1,137,479	$5.18

Exercisable at end of year	1,132,861	$4.59	825,847	$5.38

During the years ended December 31, 2022 and 2021, the estimated weighted-average grant-date fair value of options granted was $1.63 per share and $4.55 per share, respectively. As of December 31, 2022 and 2021, there was $475,097 and $1,260,990, respectively, of unrecognized stock-based compensation related to unvested stock options, which is expected to be recognized over a weighted-average period sixteen months as of December 31, 2022.

The following table summarizes information about options outstanding at December 31, 2022:

Exercise Prices	Options Outstanding	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life	Options Exercisable	Aggregate Intrinsic Value on Exercisable Shares

$1.21	307,500	-	4.42	168,551	$-
$1.39	10,000	-	4.67	10,000	$-
$1.75	68,571	-	.25	68,571	$-
$2.80	141,429	-	.50	141,429	$-
$4.25	50,000	-	4.50	37,500	$-
$4.38	244,286	-	2.25	244,286	$-
$7.00	536,336	-	3.00	462,524	$-

The aggregate intrinsic values of stock options outstanding and exercised December 31, 2022 were calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock on December 31, 2022.

In 2022 and 2021, the Company recognized stock-based compensation expense of $1,012,592, of which $915,796 and $96,795 was recorded in general and administrative and research and development expenses, respectively and $1,195,819, of which $1,091,227 and $105,592 was recorded in general and administrative and research and development expenses, respectively. Further, in 2022, the Company recorded stock-based charges of $63,612 relating to purchase of machinery (See Note 4) and $60,435 relating to an Acquisition. (See Note 5) and in 2021, the Company recorded stock-based charges relating to consideration for purchase of machinery of $253,337 (see Note 4) and relating to an Acquisition for $122,701 (see Note 5).

The fair value of stock option awards accounted for under ASC 718 was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Expected term (years)	2.50 to 3.00	2.50 to 3.25
Expected volatility	100.81% to 110.74%	97.26% to 116.06%
Risk-free interest rate	2.90% to 3.47%	0.18% - .81%
Dividend rate	0%	0%

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Note 12. Income Taxes

A reconciliation of the Federal statutory rate (28%) to the total effective rate applicable to income (loss) is as follows:

	Year Ended	Year Ended
	December 31, 2022	December 31, 2021

Expected benefit at statutory federal tax rate	$(974,329)	$(979,527)
Permanent differences – net	(859,515)	-
State and local taxes, net of federal tax benefit	(265,607)	(311,373)
Other	(21,965)	(57,563)
Change in valuation allowance	2,121,416	1,348,463
	$-	$-

The components of the Company’s deferred tax assets (liabilities) are as follows:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Deferred tax assets (liabilities):
Fixed assets	$(268,594)	$3,837
Interest	62,310	46,361
Research and development expenses	454,942	-
Stock-based compensation	917,351	637,112
Net operating losses - federal	2,898,411	1,687,053
Net operating losses – state and local	921,350	536,282
Net operating losses - foreign	37,686	-
Research credit	28,985	28,985
	5,052,441	2,939,630
Less valuation allowance	(5,244,441)	(2,939,630)
Net deferred tax liability	$(192,000)	$-

The authoritative guidance, requires the asset and liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities. Deferred tax assets or liabilities at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered.

The guidance also requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s current and past performance, the market environment in which the company operates, length of carryback and carryforward periods and existing contracts that will result in future profits. After reviewing all the evidence, the company has recorded a full valuation allowance.

Note 13. Related Party Transactions and Balances

As of December 31, 2022 and 2021, accounts payable and accrued liabilities include $105,667 and $59,375, respectively, payable to officers and directors of the Company. The amounts are unsecured, non-interest bearing and are due on demand (See Note 15).

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2022 AND 2021

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

As of December 31, 2022, the following financial assets and liabilities were measured at fair value on a recurring basis presented on the Company’s consolidated balance sheet:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total

Assets
Cash	$4,170,897	-	-	$4,170,897
	-	-	-
Total assets measured at fair value	$4,170,897	-		$4,170,897

Liabilities
Warrant liability	$1,151,838	-	-	$1,151,838

Total liabilities measured at fair value	$1,151,838	-	-	$1,151,838

Note 15. Commitments and Contingencies

Fixed Assets and Other

At December 31, 2022, the Company has outstanding orders to purchase equipment, molds and component parts for research and development of $609,953 of which advance payments of $209,678 have been made and recorded in Other Assets (See Note 6).

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

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2022 AND 2021

Note 15. Commitments and Contingencies (continued)

Employment Agreements

On August 1, 2022, the Company cancelled the consulting agreement with Alan Blackman, Co- Chairman and Chief Operating Officer and entered into an Employment Agreement which provides for annual salary of $256,000, which provides for increases, and provisions compensation adjustments, expense and tax differential reimbursements, benefits and bonuses. As of September 1, 2022, the annual salary is $320,000. At June 30, 2022, the Company approved and accrued a $250,000 bonus to Mr. Blackman for services provided in 2022, of which $65,000 was paid subsequent to December 31, 2022.

On September 30, 2022, the Company entered into a formal employment agreement, effective on such date and will continue until terminated by either party, subject to the terms of the agreement, with Andrew R. Crescenzo who has been serving as the Company’s Chief Financial Officer on a contract services basis for the last three years. The agreement provided for annual compensation of $225,000 and plus a one-time $18,750 incentive payment upon the commencement of the agreement. During the course of the term, Mr. Crescenzo will be eligible for (i) performance bonuses to be granted at the discretion of the Company’s Compensation Committee and (ii) to participate in the Company’s 2022 Equity Incentive Plan. The agreement contains customary employment terms and conditions.

In October 2022, the Company entered into a service agreement (“Service Agreement”) with an unrelated third-party for marketing and investor relations services. The Service Agreement, which has a term of one year, has various deliverables and provides payments to the third party as follows; a) an initial fee of $90,000, b) monthly fees through the term of $12,500, c) 200,000 shares of restricted common stock and d) $300,000 specifically related to digital marketing activities. As stated in Note 8, the 200,000 shares of restricted common stock were valued at $230,000, representative of the trading price on the issuance.

Note 16. Subsequent Events

On January 25, 2023, the Company granted five-year options (the “Options”) to purchase a total of 975,000 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) to its directors, executive officers, employee and consultants pursuant to the Company’s. 2022 and 2023 Equity Incentive Plans. The Options are exercisable at $1.37 per share which was the closing price on January 25, 2023. Of the Options granted, Options to purchase an aggregate of 495,000 shares of Common Stock were issued to executive officers Options to purchase an aggregate of 455,000 shares of Common Stock were issued to directors and Options to purchase an aggregate of 75,000 shares of Common Stock to employees and a consultant.

On January 25, 2023, the Company’s Board of Directors adopted the 2023 Equity Incentive Plan (the “2023 Plan”). The 2023 Plan provides for the issuance of up to 1,400,000 options and/or shares of restricted stock to be available for issuance to officers, directors, employees and consultants.  The 2023 Plan is subject to shareholder approval at the annual meeting.

On February 09, 2023, the Company, appointed Justin Paige, as Vice President of Technical Operations with a start date of February 15, 2023. The agreement provides for annual compensation of $235,000 and Options to purchase 50,000 shares of Common Stock at the exercise price of $1.30, the closing price on the grant date. During the course of the term, Mr. Paige will be eligible for (i) performance bonuses to be granted at the discretion of the Company’s Compensation Committee and (ii) to participate in the Company’s Equity Incentive Plan. The agreement contains customary employment terms and conditions and provides for severance of six months if a change in control occurs, as defined.

On February 3, 2023, the Company completed a securities purchase agreement (“Offering”) with institutional investors and received net proceeds from the Offering were approximately $3.2 million, net of $600,000 in fees relating to the placement agent and other offering expenses. The Offering was priced at the market under Nasdaq rules. In connection with the Offering, the Company issued 2,248,521 units at a purchase price of $1.69 per unit. Each unit consists of one share of common stock and one non-tradable warrant exercisable for one share of common stock at a price of $1.56. The warrants have a term of five years from the issuance date. On February 13, 2023, the Company filed an S-1 (Resale) Registration Statement in connection with the Offering.

Item 9. Changes in and Disagreements with Accountants

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer.

Management’s Report on Internal Control over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table provides information regarding our executive officers and directors as of the date of this Form 10-K:

Name	Age	Position(s)
Executive Officers:
Robert M. Hayes	56	Chief Executive Officer and Director
Alan R. Blackman	74	Co-Chairman, Chief Investment Officer and Chief Operating Officer
Andrew R. Crescenzo	66	Chief Financial Officer
Non-Executive Directors
Soren Bo Christiansen, MD	67	Co-Chairman
Paul K. Danner	65	Director
Timothy J. Ruemler	64	Director
Brenda Baird Simpson	65	Director
Jason Monroe	36	Director

Executive Officers

Robert M. Hayes

Robert M. Hayes has been the Chief Executive Officer and director for Sharps Technology since September 2021. Before joining the Company, he served as Senior Director of Product Management and Innovation and other roles with Gerresheimer Pharmaceutical Glass from 2010 to 2021 where he led commercial sales and strategic partnerships with top global healthcare companies. He has over 25 years’ experience in the healthcare, medical device, and pharmaceutical manufacturing industry. Mr. Hayes received his Bachelor of Business Administration from University of Toledo. Mr. Hayes’ healthcare industry and product management experience qualify him to serve on our board of directors.

Alan R. Blackman

Alan R. Blackman is a Co-Founder of Sharps Technology since 2017. Commencing in December 2016 and prior to Sharps Technology, he began working with Barry Berler, the inventor of what is now the Sharps Provensa Ultra- Low Waste smart safety syringe. He serves as the Company’s Co-Chairman of the Board since 2021 and has served as a Board Member and Secretary since inception. He is also the Company’s Chief Investment Officer and Chief Operating Officer. Prior to his involvement with Sharps Technology, Mr. Blackman was an investor in the medical device industry. His medical device experience has included cold sterilant technology, infra-red technology for the diagnosis of deep vein thrombosis, programmable cardiac event monitoring, doppler technology and specialty sutures (surgical stapling). Mr. Blackman received his Bachelor of Science degree from Long Island University. Mr. Blackman’s experience as our co-founder qualifies him to serve on our board of directors.

Andrew R. Crescenzo

Andrew R. Crescenzo, CPA has been Chief Financial Officer for Sharps Technology since May 2019 under a consulting agreement with CFO Consulting Partners LLP through September 30, 2022 and as an employee since October 1, 2022. Before joining the Company, Mr. Crescenzo served in various finance roles from 2006 to 2019 in biotech, manufacturing and distribution, including, CFO of United Metro Energy from 2014 to 2016; Senior VP of Finance of Enzo Biochem (NYSE:ENZ) from 2006 to 2014. Prior to 2006, he was an Executive Director from 2002 to 2006 and a Senior Manager from 1997 to 2002 at Grant Thornton LLP. Mr. Crescenzo is a Certified Public Accountant and received his Bachelor of Business Administration from Adelphi University.

Non-Executive Directors

Dr. Soren Bo Christiansen

Soren Bo Christiansen, Co -Chairman of the Board for Sharps Technology, joined the team in April 2018 as a Board member, became Chairman of the Board in December 2018 (and has been co-Chairman since 2021), and was CEO from April 2019 until he stepped down in September 2021. Dr. Christiansen worked for Merck & Co. Inc. for 30 years in Denmark, USA and Switzerland. He was Sr. VP Merck Vaccines (head of the Global Commercial division), President Eastern Europe, Middle East & Africa and during the last four years of his career, he was President for Europe, Middle East, Africa and Canada. He holds a medical degree from University of Copenhagen Denmark. Dr. Christiansen’s medical and pharmaceutical knowledge and experience qualifies him to serve on our board of directors.

Paul K. Danner

Paul K. Danner, a member of the Board of Directors and Chairperson of the Audit Committee, joined Sharps Technology in September 2021. Since 2013, Mr. Danner has been chief financial and administrative officer of PAY2DAY Solutions, Inc. dba Authvia, a FinTech software developer that provides merchants and consumers with a cloud-based CPaaS (Communications Platform as a Service) platform capable of providing end-to-end payment flows, billing, consumer management, payment analytics, and consumer insights. From 2016 to 2018, Mr. Danner was chief executive officer of Alliance MMA, Inc., which was a mixed martial arts organization offering promotional opportunities for aspiring mixed martial arts fighters. As a senior business leader, Mr. Danner has served three Nasdaq-listed companies as the senior corporate executive. Additionally, he has acquired extensive Board of Director expertise through six separate appointments totaling more than twenty-five years with three Nasdaq and OTCQB listed companies including Chairman, Corporate Secretary and Audit Committee assignments, as well as two development-stage ventures and one not-for-profit enterprise. Mr. Danner served as a Naval Aviator flying the F-14 Tomcat, and subsequently as an Aerospace Engineering Duty Officer supporting the Naval Air Systems Command, for 8 years on active duty plus 22 years with the reserve component of the United States Navy. He retired from the Navy in 2009 with the rank of Captain. Mr. Danner earned a BS degree in Business Finance from Colorado State University, and he holds an MBA from the Strome College of Business at Old Dominion University. Mr. Danner’s executive and marketing experience qualify him to serve on our board of directors.

Timothy J. Ruemler

Timothy J. Ruemler, a member of the Board of Directors and Chairperson of the Nominating Committee, joined Sharps Technology in September 2021. He was division President SW Florida for Centex Homes from 1993 to 2007, where he was responsible for all aspects of the Real Estate division’s activities. Mr. Ruemler has been retired since 2007. While at Centex Homes, Mr. Ruemler also held the positions of Sales Manager, Construction Manager, Controller, and Assistant Controller for the Naples, Raleigh and Tampa divisions from 1986 until 1993. Prior to his career at Centex Homes, he held auditor positions. He holds a BS in Accounting from Indiana State University. Mr. Ruemler’s business operational experience qualify him to serve on our board of directors.

Brenda Baird Simpson

Brenda Baird Simpson has served on our board of directors in April 2022. Ms. Simpson has been senior vice president & chief nursing officer at Centura Health in Centennial, CO since 2021. She was system vice president & chief nursing executive at Northeast Georgia Health System from 2016 to 2021, and system senior vice president & chief nursing officer at CHI St. Vincent Health System in Little Rock, AR, from 2007 to 2016. Ms. Simpson received a DNP from the University of South Alabama, an MSN from the University of Tennessee, Knoxville, a BSN from Tennessee State University, Nashville, and an AND from the University of Tennessee, Martin. Ms. Simpson’s medical experience qualifies her to serve on our board of directors.

Jason L. Monroe

Jason L. Monroe has served on our board of directors in April 2022 and serves as Chairperson of the Compensation Committee Mr. Monroe has been sales manager at CVS Health since 2016, and was a pharmacy manager at CVS Health from 2014 to 2015. He was Adjunct Professor for Pharmacy Technician program at Houston Community College from 2017 to 2019. Mr. Monroe received a PharmD from the Texas Southern University College of Pharmacy & Health Science and a BS from Prairie View A&M University. Mr. Monroe’s healthcare experience qualifies him to serve on our board of directors.

Board Composition

Our board currently consists of five directors, Robert M. Hayes, Alan R. Blackman, Soren Bo Christiansen, Paul K. Danner, and Timothy J. Ruemler. Mr. Ruemler and Mr. Danner, Ms. Simpson and Mr. Monroe are “independent directors” within the meaning of the Listing Rules of the Nasdaq Stock Market.

Family Relationships

No family relationships exist between any of our officers or directors.

Director Independence

The Board evaluates the independence of each nominee for election as a director of our Company in accordance with the Nasdaq Listing Rules. A majority of our Board Are “independent directors” within the meaning of the Nasdaq Listing Rules, and all directors who sit on our Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee must also be independent directors.

Board of Directors Term of Office

Directors are elected at our annual meeting of shareholders and serve for one year until the next annual meeting of shareholders or until their successors are elected and qualified.

Committees of our Board of Directors

We have established an Audit Committee, a Compensation Committee or a Nominating Committee, or any committees performing similar functions. We have an audit committee that consists of Paul Danner, Jason Monroe and Brenda Simpson, a compensation committee consists of Timothy Ruemler, Paul Danner, and Jason Monroe, and a nominating committee that consists of Timothy Ruemler, Jason Monroe, and Paul Danner.

Code of Business Conduct and Ethics

We have a Code of Business Conduct and Ethics (the “Code”) which applies to all of our directors, officers and employees. The full text of our Code will be posted on our website under the Investor Relations section. We intend to disclose future amendments to, or waivers of, our Code, as and to the extent required by SEC regulations, at the same location on our website identified above or in public filings. Information contained on our website is not incorporated by reference into this prospectus, and you should not consider information contained on our website to be part of this prospectus or in deciding whether to purchase our shares of common stock.

Involvement in Certain Legal Proceedings

Our directors and executive officers have not been involved in any of the following events during the past ten years:

1.	any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

4.	being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.	being subject of, or a party to, any Federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any Federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.	being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Item 11. Executive Compensation

The amounts below represent the compensation awarded to or earned by or paid to our named executive officers who served as our chief executive officer or had total compensation of at least $100,000 for the years ended December 31, 2022 and 2021.

Summary Compensation Table

Name and Principal Position	Calendar Year	Salary or Consulting $	Bonus $	Stock Awards $	Other Payments $	Option Awards (6) $	Total

Robert M. Hayes, CEO (1)	2022	$313,333	-	-	-	$56,124	$369,457
	2021	$82,750	-	-	-	$541,779	$624,529

Dr. Soren Bo Christiansen, Co- Chairman of the Board, former CEO (2)	2021	$170,000	-	-	-	$24,547	$194,547

Alan R. Blackman, COO and Co- Chairman of the Board (3)	2022	$272,669	$250,000		37,000	$40,088	$599,757
	2021	$257,000	-	-	-	$187,096	$444,096

Barry Berler, CTO (4)	2022	216,000	-	-	30,000	$40,088	$286,088
	2021	$216,000	-	-	-	$187,096	$403,096

Andrew R. Crescenzo, CFO (5)	2022	$146,250	-	-	-	$12,026	$158,276
	2021	$73,375	-	-	-	$68,209	$141,584

(1)	Mr. Hayes was appointed our chief executive officer on September 15, 2021.
(2)	Compensation relates to Dr. Christiansen serving as chief executive officer and chairman of the Board from April 2019 to September 15, 2021.
(3)	Reflects consulting fees and/or salary earned, including accrued and unpaid compensation of $91,667 and $54,000 at December 31, 2022 and 2021, respectively. Other payments represent tax differential payments of $29,000 and expense allowance of $8,000.
(4)	Other compensation reflects travel allowances.
(5)	Reflects 2022 compensation as employee from October 1, 2022 to December 31, 2022 and consulting fees paid by CFO Consulting Partners LLC from January 1, 2022 to September 30, 2022 and in 2021 consulting fees from CFO Consulting Partners, LLC, including $7,875 accrued and unpaid, as of December 31, 2021.
(6)	See Note 11 to the audited financial statements for assumptions used in valuation.

Executive Employment Agreements

We are party to an employment agreement, dated September 9, 2021, with Robert M. Hayes, our chief executive officer. Under the agreement, we pay Mr. Hayes an annual salary of $270,000, and Mr. Hayes will be entitled to a performance bonus if the Company achieves certain revenue amounts. Mr. Hayes also received options to purchase 114,286 shares of common stock at an exercise price of $7.00 per share, vesting over 3 years. In 2022, Mr. Hayes was granted options to purchase 70,000, shares of common stock at an exercise price of $1.21, vesting over 2 years. In August 2022, the agreement was amended to increase Mr. Hayes annual salary to $400,000. The agreement can be terminated by either party for any reason upon 60 days’ written notice.

We were party to a consulting agreement, dated December 2020 and through July 31 2022, with Alan Blackman, our co-founder, chief operating officer and chief investment officer. Under the agreement. Mr. Blackman was entitled to compensation of $18,000 per month. The agreement provided for an annual bonus in the target amount of $216,000, commensurate with the Company’s results and subject to the approval of the board. Effective August 1, 2022, we are a party to an employment agreement (2022 Agreement) with a 24 month term with Mr., Blackman in which he received an initial annual salary of $256,000 increased to $320,000, based on an adjustment formula, and payment for tax differential. The 2022 Agreement provides for performance bonus at stated periods based on stated criteria with the bonus amount approved by the Company’s compensation committee. Mr. Blackman also received options: a) in 2021, to purchase 38,571 shares of common stock with an exercise price of $7.00 per share, vesting over 3 years and b) in 2022, to purchase 50,000 shares of common stock with an exercise price of $1.21per share vesting over 2 years. The agreement can be terminated by either party for any reason upon 30 days’ written notice. Subsequent to December 31, 2022, the Company provided an amended notice to Mr. Blackman of the termination of his employment agreement with the Company effective May 1, 2023.  Following his receipt of the amended notice of termination from the Company, Mr. Blackman notified the Company that he believed he had resigned from the Company for “good reason.”  The Company believes Mr. Blackman’s allegations are without merit and unsupportable under the terms of his employment agreement.  Also following his receipt of the amended notice of termination from the Company, Mr. Blackman, who was and continues to serve as a Co-Chairman of the Board of Directors of the Company, alleged that his notice of termination was in retaliation for his “whistleblowing efforts.”  The Company is unaware of a whistleblower claim by Mr. Blackman, his engagement in any whistleblowing protected activity or his complaining or reporting of any unlawful activity to the Company.  The Company believes these allegations are also without merit and will vigorously defend against them in the event that Mr. Blackman commences legal action.

We entered into to a consulting agreement, dated May 28, 2019, with Barry Berler, our chief technology officer. Under the agreement. Mr. Berler was entitled to compensation of $10,000 per month. The agreement had a term of five years commencing June 1, 2019. In December 2020, we entered into a new consulting agreement with Mr. Berler, under which Mr. Berler is entitled to compensation of $18,000 per month and provides for an annual bonus in the target amount of $216,000, commensurate with the Company’s results and subject to the approval of the board. Mr. Berler also received options: a) in 2021, to purchase 38,571 shares of common stock with an exercise price of $7.00 per share, vesting over 3 years and b) in 2022, to purchase 50,000 shares of common stock with an exercise price of $1.21 per share vesting over 2 years. The agreement can be terminated by either party for any reason upon 90 days’ written notice.

We are party to an employment agreement, dated September 9, 2021, with Andrew R. Crescenzo, our chief financial officer. Under the agreement, we pay Mr. Crescenzo an annual salary of $225,000 and was awarded, a one-time $18,750 incentive payment upon the commencement of the Agreement. In 2021, Mr. Crescenzo, while serving as the Company’s CFO through a consulting arrangement with CFO Consulting Partners received options to purchase 15,089 shares of common stock at an exercise price of $7.00 per share, vesting over 1 year. In 2022, Mr. Crescenzo was granted options to purchase 15,000, shares of common stock at an exercise price of $1.21, vesting over 2 years. The agreement can be terminated by either party for any reason upon 90 days’ written notice.

Compensation of Directors

The following table sets forth compensation we paid to our directors during the year ended December 31, 2022 (excluding compensation under the Summary Compensation table above).

	Fees Earned or Paid in Cash	Stock Awards	Option Awards	All Other Compensation	Total
Name	($)	($)	($)	($)	($)
Timothy J. Ruemler (1)	26,000	-	8,018	-	34,018
Paul K. Danner (1,4)	28,000	-	8,018	2,400-	38,418
Dr Soren Bo. Christiansen (2,4)	44,000	-	12,026	25,000-	81,026
Brenda Simpson (3)	14,000	-	8,018	-	22,018
Jason Monroe (3)	17,500	-	8,018		22,018

(1)	Appointed as Directors in September 2021
(2)	Served as CEO and Chairman of the Board through September 15, 2021. Effective September 16, 2021, serves as Co-Chairman of the Board.
(3)	Appointed as Directors in April 2022
(4)	Non-director services performed

Outstanding Equity Awards at Fiscal Year-End

The following table discloses information regarding outstanding equity awards granted or accrued as of December 31, 2022, for our named executive officers.

	Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Vested	Number of Securities Underlying Unexercised Options (#) Unvested	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock (#) that Vested	Market value of Shares or Units of Stock (#) that have not Vested

Robert M. Hayes	38,848	31,152	1.21	5/2/2027
	65,346	48,939	7.00	9/9/2026	-	-
						-
Alan R. Blackman	27,749	22,251	1.21	5/2/2027
	5,143		7.00	9/30/2026	-	-
	38,571		7.00	1/1/2026	-	-

Barry B. Berler	27,749	22,251	1.21	5/2/2027
	5,143		7.00	9/30/2026	-	-
	38,571		7.00	1/1/2026	-	-

Andrew R. Crescenzo	8,325	6,675	1.21	5/2/2027
	15,089		7.00	9/30/2026	-	-
	7,143		4.37	12/31/2024	-	-
	14,285		4.37	10/1//2025	-	-

Equity Incentive Plan

On March 28, 2022, the Company adopted the Sharps Technology, Inc. 2022 Equity Incentive Plan (the “2022 Plan”), pursuant to which up to an aggregate of 779,000 shares of common stock are available for issuance. Awards under the 2022 Plan may include options (including incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, performance share awards, or other equity-based awards, each as defined under the 2022 Plan.

On January 25, 2023, the Company’s Board of Directors adopted the 2023 Equity Incentive Plan (the “2023 Plan”). The 2023 Plan provides for the issuance of up to 1,400,000 options and/or shares of restricted stock to be available for issuance to officers, directors, employees and consultants. The 2023 plan will be submitted to the Company’s shareholders for approval.

On January 25, 2023, the Company granted five-year options (the “Options”) to purchase a total of 950,000 shares of the Company’s Common Stock to its directors, management and employees pursuant to the Sharps Technology, Inc. 2022 and 2023 Equity Incentive Plans. Of the Options granted, 595,000 were issued pursuant to the 2023 Plan and 355,000 were issued pursuant to the 2022 Plan, with 57,000 shares of common available under the 2022 Plan.

A copy of the 2023 Plan was filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 27, 2023, and is also incorporated herein as Exhibit 10.33.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, as of March 27, 2023, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than ten (10%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group.

The table lists applicable percentage ownership based on 11,665,936 shares of common stock outstanding as of March 27, 2023. In addition, under the rules beneficial ownership include shares of our common stock issuable pursuant to the exercise of stock options and warrants that are either immediately exercisable or exercisable within 60 days of March 27, 2023. These shares are deemed to be outstanding and beneficially owned by the person holding those options or warrants for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws. Except as otherwise noted below, the address for persons listed in the table is c/o Sharps Technology, Inc, 105 Maxess Road, Ste. 124, Melville, New York 11747.

Name and address of beneficial owner	Number of shares of common stock beneficially owned	Percentage of common stock beneficially owned
Directors and Executive Officers:
Robert M. Hayes (1)	308,631	2.6
Alan R. Blackman (2)	879,059	7.5
Andrew R. Crescenzo (3)	66,975	*
Dr. Soren Bo Christiansen (4)	395,235	3.3
Paul K. Danner (5)	65,685	*
Timothy J. Ruemler (6)	1,107,649	9.3
Brenda Baird Simpson (7)	40,633	*
Jason Monroe (8)	43,390	*
All Directors and Officers as a Group (8 persons)	2,907,258	23

*	Less than 1%.

(1)	Represents 246,949 shares underlying options.

(2)	Includes 262,286 shares owned by spouse and 115,630 shares underlying options. Mr. Blackman also owns our 1 outstanding share of Series A Preferred Stock, which will provide him with 29.5% of the voting power of our stockholders with respect to the election of directors.

(3)	Includes 66,975 shares underlying options.

(4)	Includes 238,093 shares underlying options.

(5)	Includes 65,585 shares underlying options.

(6)	Includes 208,443 shares underlying options.

(7)	Includes 40,633 shares underlying options.

(8)	Includes 40,633 shares underlying options.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than as set forth below and compensation arrangements, including employment, there have been no transactions since January 1, 2020, in which the amount involved in the transaction exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets as at the year-end for the last two completed fiscal years, and to which any of our directors, executive officers or beneficial holders of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest.

As of December 31, 2022 and December 31, 2021, accounts payable and accrued liabilities include $105,667 and $59,375, respectively, payable to officers and directors of the Company. The amounts are unsecured, non-interest bearing and are due on demand.

In connection with the purchase of certain intellectual property in July 2017, Barry Berler, our chief technology officer, and Alan R. Blackman, our chief investment officer and chief operating officer, entered into a royalty agreement which provided that Barry Berler would be entitled to a royalty of four percent (4%) of net sales derived from the use, sale, lease, rent and export of products related to the intellectual property. The royalty continues until the patent expires or is no longer used in the Company’s product. The royalty agreement was assumed by the Company in December 2017.

In September 2018, the Royalty Agreement was amended to reduce the royalty to 2% and further provided for a single payment of $500,000 to Barry Berler within three years in return for cancellation of all further royalty obligations of the Company. In May 2019, the Royalty Agreement was further amended to change the date the payment will be due to on or before May 31, 2021, or during the term of the amended Royalty Agreement should the Company be acquired or a controlling interest be acquired. The Company has not made the aforementioned payment or incurred any change in control. As such the 2% royalty remains in place.

Policies and Procedures for Related Party Transactions

Our related party transactions policy provides that transactions with directors, officers and holders of five percent or more of our voting securities and their affiliates, each a related party must be approved by our audit committee. Pursuant to this policy, the audit committee has the primary responsibility for reviewing and approving or disapproving “related party transactions,” which are transactions between us and related persons in which the aggregate amount involved exceeds or may be expected to exceed the lesser of (i) $120,000 or (ii) one percent of the average of our total assets for the last two completed fiscal years, and in which a related person has or will have a direct or indirect material interest. For purposes of this policy, a related person will be defined as a director, executive officer, nominee for director, or greater than 5% beneficial owner of our common stock, in each case since the beginning of the most recently completed year, and their immediate family members.

In considering related-person transactions, our audit committee or another independent body of our board of directors will take into account the relevant available facts and circumstances including, but not limited to:

●	the risks, costs and benefits to us;
●	the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated;
●	the terms of the transaction;
●	the availability of other sources for comparable services or products; and
●	the terms available to or from, as the case may be, unrelated third parties under the same or similar circumstances.

The audit committee or other independent body of our board of directors will not approve any related party transaction unless it is on the same basis as an arms’ length transaction and approved by a majority of the disinterested directors.

Item 14. Principal Accounting Fees and Services

Fees for services performed by Manning Elliott LLP for the years ended December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Audit fees	$74,000	$54,500
Audit related fees	15,750	-
Total	$89,750	$54,500

Audit Fees are fees paid by the Company to Manning Elliott LLP for professional services for the audit of the Company’s financial statements included in the Form 10-K and review of financial statements included in the Form 10-Qs, and for services that are normally provided by the accountants in connection with regulatory filings or engagements. Audit Related Fees are paid by the Company to Manning Elliott LLP for assurance and related services that are reasonably related to the performance of services relating to registration statements. These services include the accountant providing a consent letter related to the Company’s report filing.

PART IV

Item 15. Exhibits, Financial Statement Schedules

a) Financial Statements

1)	Financial statements for our Company are listed in the index under Item 8 of this document.

2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

b) Exhibits

Exhibit Number	Description
1.1	Form of Underwriting Agreement (incorporated by reference to Exhibit 1.1 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)
3.1	Articles of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)
3.2	Certificate of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)
3.3	Bylaws of Registrant (incorporated by reference to Exhibit 3.3 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)
5.1	Legal Opinion of Sichenzia Ross Ference LLP (incorporated by reference to Exhibit 5.1 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)
10.1	Asset/Share Purchase Agreement, dated June 10, 2020, among the Company, Safegard Medical (Hungary) Ktf, Numan Holding Ltd, Cortrus Services SA and Latitude Investments Limited (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)
10.2	Amendment No. 1 to Asset/Share Purchase Agreement, dated June 24, 2020 (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)
10.3	Amendment No. 2 to Asset/Share Purchase Agreement, dated August 27, 2020 (incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)
10.4	Amendment No. 3 to Asset/Share Purchase Agreement, dated October 28, 2020 (incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)
10.5	Amendment No. 4 to Asset/Share Purchase Agreement, dated July 19, 2021 (incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)
10.6	Amendment No. 5 to Asset/Share Purchase Agreement, dated February 28, 2022 (incorporated by reference to Exhibit 10.6 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)
10.7	Letter, dated September 23, 2021, from Numan Holding Ltd (incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)
10.8	Employment Agreement, dated September 9, 2021, between the Company and Robert Hayes (incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)
10.9	Consulting Agreement between the Company and Alan Blackman (incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)
10.10	Amended Consulting Agreement, dated May 28, 2019, between the Company and Barry Berler (incorporated by reference to Exhibit 10.10 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)
10.11	Royalty Agreement, dated July 11, 2017, between Alan Blackman and Barry Berler (incorporated by reference to Exhibit 10.11 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)
10.12	Amendment to Royalty Agreement, dated September 4, 2018 (incorporated by reference to Exhibit 10.12 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)

10.13	Consulting Agreement, dated January 1, 2021, between the Company and Berry Berler (incorporated by reference to Exhibit 10.13 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)
10.14	Note Purchase Agreement, dated December 14, 2021, among the Company and the purchasers named therein (incorporated by reference to Exhibit 10.14 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)
10.15	Form of Note (incorporated by reference to Exhibit 10.15 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)
10.16	Security Agreement among the Company and the secured parties named therein (incorporated by reference to Exhibit 10.16 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)
10.17	Consent to be named as a director nominee of Jason Monroe (incorporated by reference to Exhibit 10.17 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)
10.18	Consent to be named as a director nominee of Brenda Baird Simpson (incorporated by reference to Exhibit 10.18 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)
10.19	Form of Warrant for this offering (incorporated by reference to Exhibit 10.19 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)
10.20	Form of Pre-Funded Warrant for this offering (incorporated by reference to Exhibit 10.20 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)
10.21	Form of Warrant Agent Agreement (Pre-Funded Warrants) (incorporated by reference to Exhibit 10.21 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)
10.22	2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.22 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)
10.23	Plan and Agreement of Merger, dated March 22, 2022, between Sharps Technology, Inc., a Wyoming corporation, and Sharps Technology, Inc., a Nevada corporation (incorporated by reference to Exhibit 10.23 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)
10.24	Form of Warrant Agent Agreement (Warrants) (incorporated by reference to Exhibit 10.24 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)
10.25	Form of Representative’s Warrant (incorporated by reference to Exhibit 10.25 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)
23.1	Consent of Manning Elliott LLP (incorporated by reference to Exhibit 23.1 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)
23.2	Consent of Sichenzia Ross Ference LLP (incorporated by reference to Exhibit 23.2 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)
24.1	Power of Attorney (incorporated by reference to Exhibit 24.1 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)
107	Filing Fees Exhibit (incorporated by reference to Exhibit 107 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Securities Exchange Act, as amended, and 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Definition Link

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.
+	Indicates management contract or compensatory plan.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 31st day of March 2023.

SHARPS TECHNOLOGY, INC.

By:	/s/ Robert M. Hayes
Robert M. Hayes
Chief Executive Officer and Director

By:	/s/ Robert M. Hayes

In accordance with the Exchange Act, this Report has been signed below by the following persons on March 31, 2023 on behalf of the registrant and in the capacities indicated.

By:	/s/ Robert M. Hayes
Robert M. Hayes
Chief Executive Officer and Director

/s/ Robert M. Hayes

Signature	Title	Date

/s/ Robert M. Hayes	Chief Executive Officer and Director	March 31, 2023
Robert M. Hayes	(Principal Executive Officer)

/s/ Andrew R. Crescenzo	Chief Financial Officer	March 31, 2023
Andrew R. Crescenzo	(Principal Financial and Accounting Officer)

/s/ Dr. Soren Bo Christiansen*	Co-Chairman	March 31, 2023
Dr Soren Bo Christiansen

	Co-Chairman, Chief Investment Officer and Chief Operating Officer	March 31, 2023
Alan R. Blackman

/s/ Paul K. Danner*	Director	March 31, 2023
Paul K. Danner

/s/ Timothy J. Ruemler*	Director	March 31, 2023
Timothy J. Ruemler

* By:	/s/ Robert M. Hayes
Attorney-in-fact

