Form 10-Q
period 2023-03-31
Sharps Technology Inc.
filed 2023-05-15
CIK 1737995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 15, 2023, the issuer had 11,655,936 shares of common stock, par value $0.0001 per share, outstanding.

SHARPS TECHNOLOGY, INC.

i

SHARPS TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023 (Unaudited)	December 31, 2022 (Audited)

Assets:
Current Assets
Cash	$5,257,246	$4,170,897
Prepaid expenses and other current assets	123,422	66,749
Inventories (Note 3)	546,720	185,804
Current Assets	5,927,388	4,423,450

Fixed Assets, net of accumulated depreciation (Notes 4 and 5)	7,243,907	7,004,890
Other Assets (Notes 5 and 6)	359,791	411,316
TOTAL ASSETS	$13,531,086	$11,839,656

Liabilities:
Current Liabilities
Accounts payable and accrued liabilities (Note 4)	$949,235	$854,684
Warrant liability (Notes 8 and 10)	1,423,079	1,151,838
Total Current Liabilities	2,372,314	2,006,522

Deferred Tax Liability	192,000	192,000
Total Liabilities	2,564,314	2,198,522

Commitments and Contingencies (Note 15)
Subsequent Events (Note 16)

Stockholders’ Equity:
Preferred stock, $.0001 par value; 1,000,000 shares authorized; 1 share issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000, shares authorized; 11,655,936 shares issued and outstanding and (2022: 9,407,415)	1,166	941
Additional paid-in capital	27,899,566	24,733,306
Accumulated other comprehensive income	485,236	214,253
Accumulated deficit	(17,419,196)	(15,307,366)
Total Stockholders’ Equity	10,966,772	9,641,134
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,531,086	$11,839,656

The accompanying notes are an integral part of these financial statements.

SHARPS TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31

(UNAUDITED)

	2023	2022

Revenue, net	$-	$-

Operating expenses:
Research and development (Note 5)	333,888	506,375
General and administrative	1,983,912	830,909
Total operating expenses	(2,317,800)	(1,337,284)
Loss from operations	(2,317,800)	(1,337,284)

Other income (expense)
Interest income (expense)	36,792	(245,437)
FMV adjustment on contingent stock & warrants	184,085	(287,000)
Foreign currency and other	(14,907)	-
Total Other Income (Expense)	205,970	(532,437)
Net loss	$(2,111,830)	$(1,869,721)

Net loss per share, basic and diluted	$(0.20)	$(0.36)
Weighted average shares used to compute net loss per share, basic and diluted	10,731,544	5,187,082

The accompanying notes are an integral part of these financial statements.

2

SHARPS TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31

(UNAUDITED)

	2023	2022
Net loss	$(2,111,830)	$(1,869,721)

Other comprehensive income:

Foreign currency translation adjustments	270,983	-

Comprehensive loss	$(1,840,847)	$(1,869,721)

The accompanying notes are an integral part of these financial statements.

SHARPS TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

FOR THE THREE MONTH ENDED MARCH 31, 2022

(Unaudited)

	Preferred Stock		Common Stock		Common Stock Subscription	Additional Paid in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Equity

Balance -December 31, 2021	1	$-	5,187,062	$519	$(32,500)	$13,835,882	$(10,667,704)	3,136,197

Net loss for the three months ended March 31, 2022	-	-	-	-	-	-	(1,869,721)	(1,869721)
Share-based compensation charges	-	-	-	-	-	328,460	-	328,460
Collections of common stock subscriptions	-	-	-	-	32,500	-	-	32,500

Balance - March 31, 2022	1	$-	5,187,062	$519	$-	$14,164,342	$(12,537,425)	$1,627,436

The accompanying notes are an integral part of these financial statements.

SHARPS TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2023

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity

Balance -December 31, 2022	1	$	9,407,415	$941	$24,733,306	$214,253	$(15,307,366)	$9,641,134

Net loss for the three months ended March 31, 2023	-		-	-	-	-	(2,111,830)	(2,111,830)

Shares issued in Offering			2,248,521	225	2,783,160	-		2,783,385
Share-based compensation charges	-		-	-	383,100	-	-	383,100
Foreign Currency Translation	-		-	-	-	270,983	-	270,983

Balance - March 31, 2023	1	$	11,655,936	$1,166	$27,899,566	$485,236	$(17,419,196)	$10,966,772

SHARPS TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31

(UNAUDITED)

	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,111,830)	$(1,869,721)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	216,090	73,050
Stock-based compensation	383,100	233,947
Accretion of debt discount	-	206,417
FMV for adjustment for contingent warrants	-	287,000
FMV adjustment for Warrants	(184,085)
		-
Foreign exchange gain	(6,681)	-
Changes in operating assets
Prepaid expenses and other current assets	(56,674)	1,000
Inventory	(360,916)	-
Other assets	(36,227)	-
Accounts payable and accrued liabilities	94,553	(137,744)
Net cash used in operating activities	(2,062,670)	(1,216,051)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(163,272)	-
Other assets – escrow	-	(40,000)
Net cash used in investing activities	(163,272)	(40,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from Offering	3,238,711	-
Proceeds from subscriptions receivable	-	32,500
Net cash provided by financing activities	3,238,711	32,500

Effect of exchange rate changes on cash	73,580	-

NET INCREASE (DECREASE) IN CASH	1,086,349	(1,223,551)
CASH — BEGINNING OF YEAR	4,170,897	1,479,166
CASH — END OF YEAR	$5,257,246	$255,615

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$39,111

Non-cash investing and financing activity:
Common stock issued and vested stock options for fixed assets acquired	$-	$63,612
Common stock issued and vested stock options issued as consideration for acquisition	$-	$40,901

The accompanying notes are an integral part of these financial statements.

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THREE MONTHS ENDED MARCH 31, 2023 AND 2022

Note 1. Description of Business

Nature of Business

Sharps Technology, Inc. (“Sharps” or the “Company”) is a pre-revenue medical device company that has designed and patented various safety syringes and is seeking commercialization by manufacturing and distribution of its products.

The accompanying condensed consolidated financial statements include the accounts of Sharps Technology, Inc. and its wholly owned subsidiary, Safegard Medical, Inc. collectively referred to as the “Company.” The condensed consolidated balance sheet as of March 31, 2023 and the condensed consolidated statements of operations, statements of comprehensive loss and statements of stockholders’ equity and statements of cash flows for the three months ended March 31, 2023 and 2022 (the “interim statements”) are unaudited. All intercompany transactions and balances have been eliminated. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and operating results for the interim periods have been made. Certain information and footnote disclosure, normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted. The interim statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2022 and notes thereto contained in the Company’s Form 10-K filed with the Securities and Exchange Commission. The condensed consolidated balance sheet at December 31, 2022 has been derived from the audited financial statements at that date. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023.

The Company’s fiscal year ends on December 31.

On April 13, 2022, the Company’s Initial Public Offering was deemed effective with trading commencing on April 14, 2022. The Company received net proceeds of $14.2 million on April 19, 2022 (See Note 8).

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) and are expressed in U.S. dollars.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. As of March 31, 2023, the most significant estimates relate to derivative liabilities and stock-based compensation.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are maintained with various financial institutions.

Inventories

The Company values inventory at the lower of cost (average cost) or net realizable value. Work-in-process and finished goods inventories consist of material, labor, and manufacturing overhead. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. A reserve is established for any excess or obsolete inventories or they may be written off. At March 31, 2023 and December 31, 2022, inventory is comprised of raw materials, work in process (components) and finished goods.

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THREE MONTHS ENDED MARCH 31, 2023 AND 2022

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

Fixed Assets

Fixed assets are stated at cost. Expenditures for maintenance and repairs are charged to operations as incurred. The Company’s fixed assets consist of land, building, machinery and equipment, molds and website. Depreciation is calculated using the straight-line method commencing on the date the asset is operating in the way intended by management over the following useful lives: Building – 20 years, Machinery and Equipment – 3 -10 years and Website – 3 years. The expected life for Molds is based on the lesser of the number of parts that will be produced based on the expected mold capability or 5 years.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount of an asset group to the future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the projected discounted future net cash flows arising from the asset.

There were no impairment losses recognized during the three months ended March 31, 2023.

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THREE MONTHS ENDED MARCH 31, 2023 AND 2022

Note 2. Summary of Significant Accounting Policies (continued)

Purchased Identified Intangible Assets

The Company’s identified intangible assets are amortized on a straight-line basis over their estimated useful lives of 5 years. The Company makes judgments about the recoverability of finite-lived intangible assets whenever facts and circumstances indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, the Company assesses recoverability by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life is shorter than originally estimated, the Company would accelerate the rate of amortization and amortize the remaining carrying value over the new shorter useful life. The Company evaluates the carrying value of indefinite-lived intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and an impairment charge would be recognized to the extent that the carrying amount of such assets exceeds their estimated fair value.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

Note 2. Summary of Significant Accounting Policies (continued)

At their issuance date and as of March 31, 2023, the warrants (see Notes 8 and 10) were accounted for as liabilities as these instruments did not meet all of the requirements for equity classification under ASC 815-40 based on the terms of the aforementioned warrants. The resulting warrant liabilities are re-measured at each balance sheet date until their exercise or expiration, and any change in fair value is recognized in the Company’s condensed consolidated statements of operations and comprehensive loss.

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

Comprehensive income (loss)

Comprehensive income (loss) consists of the Company’s consolidated net loss and foreign currency translation adjustments related to its subsidiary. Foreign currency translation adjustments included in comprehensive loss were not tax effected as the Company has a full valuation allowance at March 31, 2023 and December 31, 2022. Accumulated other comprehensive income (loss) is a separate component of stockholders’ equity and consists of the cumulative foreign currency translation adjustments.

Basic and Diluted Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the consolidated statement of operations and comprehensive loss. Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the year. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at March 31, 2023, there were 13,679,438 stock options and warrants that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

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

The Company does not expect the adoption of any accounting pronouncements to have a material impact on the condensed consolidated financial statements.

We reviewed all other recently issued accounting pronouncements and have concluded they are not applicable or not expected to be significant to the accounting for our operations.

Note 3. Inventories

Inventories, net consisted of the following at:

	March 31, 2023	December 31, 2022
Raw materials	$167,110	$106,088
Work in process	131,848	49,144
Finished goods	247,762	30,572
Total	$546,720	$185,804

Note 4. Fixed Assets

Fixed asset, net, is summarized as follows as of:

	March 31, 2023	December 31, 2022

Land	$259,437	$242,240
Building	3,011,367	2,824,481
Machinery and Equipment	4,845,436	4,601,293
Website	19,500	16,600
	8,135,740	7,684,614
Less: accumulated depreciation	(891,833)	(679,724)
Fixed asset, net	$7,243,907	$7,004,890

Depreciation expense of fixed assets for the three months ended March 31, 2023 and 2022 was $212,109 and $73,050, respectively. Substantially, all of the Company’s fixed assets are located at the Company’s Hungary location.

During the three months ended March 31, 2022, the Company recorded $63,612 in fixed asset costs relating to the estimated fair market value for options granted in 2021 for the acquired machinery. As of March 31, 2023, the Company has $100,000 in remaining payments for machinery purchased, which is included in accounts payable.

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

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

During the three months ended March 31, 2022, the Company had remitted $275,000 for the forementioned Operating Costs. The remittance of operating costs was discontinued after the Closing Date. These costs were included in research and development expense in the condensed consolidated statement of operations as the activities at the facility in 2022 were related to design and testing of the Company’s products.

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

Note 6. Other Assets

Other assets as of March 31, 2023 and December 31, 2022 are summarized as follows:

	March 31,	December 31,
	2023	2022
Intangibles, net	63,424	62,480
Deposits or advance payments on machinery, molds and components (see Note 15)	283,997	336,466
Other	12,370	12,370
	$359,791	$411,316

Intangibles are related to the Asset Acquisition (see Note 5) and consist of an acquired workforce and permits. Amortization for the three months ended March 31, 2023 was $3,980.

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

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

At inception, the Notes were recorded at the net amount of approximately $665,000, after adjusting for debt discounts of approximately $1,335,000 relating to the debt issuance costs, Contingent Stock and Contingent Warrants. Management calculates the effective interest rate (“EIR”) to consider the potential repayment at redemption date by reference to the face value amount after taking into account the stated 8% interest rate. In 2022, through for the three months ended March 31, 2022, the Company recorded interest expense of $39,111 and accreted interest of $206,417 The Company repaid the $2,000,000 in Notes with proceeds from the IPO that closed on April 19, 2022.

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

Note 7. Note Purchase Agreement (continued)

The value of the Contingent Stock and Contingent Warrants was required to be re-measured at FMV at each reporting date, using either the Black-Scholes valuation model or other valuation method, if deemed more appropriate, with recognition of the changes in fair value to other income or expense in the consolidated statement of operations in accordance with ASC 480, Debt and Equity. For the three months ended March 31, 2022, the Company recorded a $287,000 fair market (FMV) charge to reflect the increase in the Contingent Stock and Contingent Warrants. On April 19, 2022, the Company issued 235,295 shares of Common Stock to settle the Contingent Stock liability, re-measured the liability at its estimated FMV based on the stock’s trading price and reclassified $496,000 to Common Stock Par Value and Additional Paid in Capital.

In connection with the closing of the IPO, 235,295 warrants were issued to settle the Contingent Warrant liability (“Note Warrants”) with an exercise price of $4.25. The terms of the Note Warrants continue to require classification as a liability under ASC 815 with recognition of the changes in fair value to other income or expense in the consolidated statement of operations in accordance with ASC 480 Debt and Equity. During the three months ended March 31, 2023, the Company no FMV income adjustment was required and the Warrant liability was $30,588 at March 31, 2023. (See Notes 8 and 10)

Note 8. Stockholders’ Equity

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

Common Stock

On February 3, 2023, the Company completed a securities purchase agreement (“Offering”) with institutional investors and received net proceeds from the Offering were approximately $3.2 million, net of $600,000 in fees relating to the placement agent and other offering expenses. The Offering was priced at the market under Nasdaq rules. In connection with the Offering, the Company issued 2,248,521 units at a purchase price of $1.69 per unit. Each unit consists of one share of common stock and one non-tradable warrant (“Offering Warrants”) exercisable for one share of common stock at a price of $1.56. The Offering Warrants have a term of five years from the issuance date. On February 13, 2023, the Company filed an S-1 (Resale) Registration Statement in connection with the Offering and on April 14, 2023, an Amendment to the S-1 was filed and went effective. The net proceeds, after reflecting par value, has been recorded in Additional Paid in Capital of $2.8 million and with respect to the Warrants as a liability under ASC 815 of $455,326. (See Notes 8 and 10)

On April 13, 2022, the Company’s initial public offering (“IPO”) was declared effective by the SEC pursuant to which the Company issued and sold an aggregate of 3,750,000 units (“Units”), each consisting of one share of common stock and two warrants, to purchase one share of common stock for each whole warrant, with an initial exercise price of $4.25 per share and a term of five years. In addition, the Company granted Aegis Capital Corp., as underwriter a 45-day over-allotment option to purchase up to 15% of the number of shares included in the units sold in the offering, and/or additional warrants equal to 15% of the number of Warrants included in the units sold in the offering, in each case solely to cover over-allotments, which the Aegis Capital Corp. partially exercised with respect to 1,125,000 warrants on April 19, 2022.

The Company’s common stock and warrants began trading on the Nasdaq Capital Market or Nasdaq on April 14, 2022. The net proceeds from the IPO, prior to payments of certain listing and professional fees were approximately $14.2 million. The net proceeds, after reflecting par value, has been recorded in Additional Paid in Capital of $9.0 million and with respect to the Warrants as a liability under ASC 815 of $5.2M. (See Note 10)

During the period April 1, 2022 through December 31, 2022, the Company issued 235,000 shares of common stock at the trading stock price in connection with services provided to the Company and recorded a charge of $290,551, In addition, the Company issued 235,295 common shares relating to the Note Purchase agreement. (See Note 7)

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

Note 8. Stockholders’ Equity (continued)

Warrants

a)	In connection with the Offering in February 2023, the Company issued 2,248,521 non-trading warrants Offering Warrants as a component of the Unit as noted in Common Stock above. The Offering Warrants were recorded at the FMV, computed using the Black Sholes valuation method with the following assumptions: volatility of 41.24%, five-year term, risk free interest rate 3.71% and 0% dividend rate. The Offering Warrant’s liability requires remeasurement at each reporting period. The Offering Warrants are classified as a liability based on ASC 815. At the issuance date the liability was $455,326 and at March 31, 2023 the liability was $271,241. During the three months ended March 31, 2023, the Company recorded a FMV gain adjustment of $184,085. (See Note 10).

b)	In connection with the IPO in April 2022, the Company issued 7,500,000 warrants (Trading Warrants) as a component of the Units and 1,125,000 warrants to the underwriter (Overallotment Warrants), as noted in Common Stock above. The Trading and Overallotment Warrants were recorded at the FMV, being the trading price of the warrants, on the IPO effective date and the Warrants are classified as a Liability based on ASC 815. The Warrant liability requires remeasurement at each reporting period. At the IPO, the liability was $5,778,750 and at December 31, 2022 the liability was $1,121,250. During the three months ended March 31, 2023, the FMV remained unchanged and no FMV adjustment was required. (See Note 10).

c)	The Company has issued 235,295 Warrants (“Note Warrants”) to the Purchasers of the Notes on April 19, 2022. The Note Warrants have an exercise price of $4.25 and a term of five years. At the issuance date, the liability was $157,647 and through the year ended December 31, 2022, the Company recorded a FMV gain of $127,058. During the three months ended March 31, 2023, the FMV remained unchanged and as such, no FMV adjustment was required. (See Note 10).

d)	The underwriter received 187,500 warrants in connection with the IPO for a nominal cost of $11,250. The Warrants have an exercise price of $5.32 and are exercisable after October 9, 2022. The FMV at the date of issuance was $228,750 computed using the Black Sholes valuation model with the following assumptions: a) volatility of 93.47%, five-year term, risk free interest rate 2.77% and 0% dividend rate. The estimated FMV was classified as additional issuance costs.

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

Note 10. Warrant Liability

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented as a Warrant liability in the accompanying condensed consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the condensed consolidated statements of operations and statements of comprehensive loss. (See Notes 7 and 8)

The Warrant liability at March 31, 2023 was as follows:

Trading and Overallotment Warrants	$1,121,250
Note Warrants	30,588
Offering Warrants	271,241
Total	$1,423,079

The Warrants outstanding at March 31, 2023 were as follows:

Trading and Overallotment Warrants	8,812,500
Note warrants	235,295
Offering Warrants	2,248,521
Total	11,296,316

The following table presents the changes in the Warrant liability of the Level 1 warrants issued on April 14, 2022, the effective date of the IPO measured at fair value from December 31, 2022 and the changes in the Offering Warrants liability of the Level 2 warrants issued on February 6, 2023 through March 31, 2023.

Total

FMV of Note Warrants	$30,588
FMV of Trading and Overallotment Warrants	1,121,250
FMV of Offering Warrants, at issuance	455,326
Change in fair value of warrant liability for the three months ended March 31, 2023	(184,085)

Fair Value at March 31,2023	$1,423,079

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSEDCONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31 31, 2023 AND 2022

Note 11. Stock Options

A summary of options granted and outstanding is presented below.

	March 31, 2023
	Options	Weighted Average Weighted
Outstanding at Beginning of year	1,358,122	$4.37
Granted	1,025,000	1.37
Outstanding at end of period	2,383,122	$3.08

Exercisable at end of period	1,457,904	$3.94

During the three months ended March 31, 2023, the Company granted five-year options (the “Options”) to purchase a total of 975,000 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) to its directors, executive officers, employees and consultants pursuant to the Company’s. 2022 and 2023 Equity Incentive Plans. The Options are exercisable at $1.37 per share which was the closing price on January 25, 2023. Of the Options granted, Options to purchase an aggregate of 495,000 shares of Common Stock were issued to executive officers Options to purchase an aggregate of 455,000 shares of Common Stock were issued to directors and Options to purchase an aggregate of 25,000 shares of Common Stock to employees and a consultant. In connection with an employment agreement the Company granted five-year options to purchase 50,000 shares of common stock in February 2023 under the 2022 Equity Incentive Plan. (See Note 15).

On January 25, 2023, the Company’s Board of Directors adopted the 2023 Equity Incentive Plan (the “2023 Plan”). The 2023 Plan provides for the issuance of up to 1,400,000 options and/or shares of restricted stock to be available for issuance to officers, directors, employees and consultants. The 2023 Plan is subject to shareholder approval at the annual meeting.

As of March 31, 2023, there was $932,443 in unrecognized stock-based compensation related to unvested stock options, which is expected to be recognized over a weighted average period of forty-two months.

The following table summarizes information about options outstanding at March 31, 2023:

Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life	Shares Exercisable

$1.21	307,500	4.67	171,885
$1.30	50,000	4.96	4,167
$1.37	975,000	4.92	296,512
$1.39	10,000	4.67	10,000
$1.75	68,571	.25	68,571
$2.80	141,429	.50	141,429
$4.25	50,000	4.50	43,750
$4.38	244,286	2.25	244,286
$7.00	536,336	3.00	477,305

For the three months ended March 31, 2023 and 2022, the Company recognized stock-based compensation expense of $383,100, recorded in general and administrative and $223,947, of which $213,635 and $10,312 was recorded in general and administrative and research and development expenses, respectively. Further, for the three months ended March 31, 2022, the Company recorded stock-based charges relating to consideration for purchase of machinery of $63,512 (see Note 4) and $40,901 relating to an Acquisition (see Note 5).

The fair value of stock option awards accounted for under ASC 718 was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions for the three months ended March 31, 2023:

Expected term (years)	2.88 to 325
Expected volatility	75.40% to 89.93%
Risk-free interest rate	3.71% to 4.27%
Dividend rate	0%

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Note 12. Income Taxes

At the end of each interim reporting period, the Company estimates its effective tax rate expected to be applied for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods. Accordingly, the Company’s effective tax rate for the three months ended March 31, 2023 was 0%, compared to the effective tax rate of 0% for the three months ended March 31, 2022. The Company’s effective tax rates for both periods were affected primarily by a full valuation allowance on domestic net deferred tax assets.

Note 13. Related Party Transactions and Balances

As of March 31, 2023 and 2022, accounts payable and accrued liabilities include $17,000 and $104,313, respectively, payable to officers and directors of the Company. The amounts are unsecured, non-interest bearing and are due on demand (See Note 15).

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

As of March 31, 2023, the following financial assets and liabilities were measured at fair value on a recurring basis presented on the Company’s consolidated balance sheet:

	Level 1	Level 2	Level 3	Total

Assets
Cash	$5,257,246	-	-	$5,257,246
	-	-	-
Total assets measured at fair value	$5,257,246	-		$5,257,246

Liabilities
Warrant liability	$1,151,838	271,241	-	$1,423,079

Total liabilities measured at fair value	$1,151,838	271,241	-	$1,423,079

Note 15. Commitments and Contingencies

Fixed Assets and Other

At March 31, 2023, the Company has outstanding orders to purchase equipment, mold and component parts for research and development of $521,257 of which advance payments of $209,678 have been made and recorded in Other Assets (See Note 6).

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

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

Note 15. Commitments and Contingencies (continued)

Employment Agreements and Other

On August 1, 2022, the Company cancelled the consulting agreement with Alan Blackman, Co- Chairman and Chief Operating Officer and entered into an Employment Agreement which provides for annual salary of $256,000, which provides for increases, and provisions compensation adjustments, expense and tax differential reimbursements, benefits and bonuses. As of September 1, 2022, the annual salary is $320,000. At June 30, 2022, the Company approved and accrued a $250,000 bonus to Mr. Blackman for services provided in 2022, of which $65,000 was paid subsequent to December 31, 2022. The Company has terminated Mr. Blackman’s Employment Agreement effective May 1, 2023. Mr. Blackman continues to serve as the Co-Chairman and a member of the Board of Directors. The parties are having preliminary settlement discussions.

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

On February 09, 2023, the Company, appointed Justin Page, as Vice President of Technical Operations with a start date of February 15, 2023. The agreement provides for annual compensation of $235,000 and Options to purchase 50,000 shares of Common Stock at the exercise price of $1.30, the closing price on the grant date. During the course of the term, Mr. Paige will be eligible for (i) performance bonuses to be granted at the discretion of the Company’s Compensation Committee and (ii) to participate in the Company’s Equity Incentive Plan. The agreement contains customary employment terms and conditions and provides for severance of six months if a change in control occurs, as defined.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of our Company as of and for the periods presented below. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us,” and “our” refer to Sharps Technology, Inc.

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

Overview

Since our inception in 2017, we have devoted substantially all of our resources to the research and development of our safety syringe products. To date, we have generated no revenue. We have incurred net losses in each year since our inception and, as of March 31, 2023, we had an accumulated deficit of $17,419,196. Our net loss was $2,111,830 for the three months ended March 31, 2023. Substantially all of our net losses resulted from costs incurred in connection with our research and development efforts, payroll and consulting fees, stock compensation and general and administrative costs associated with our operations, including costs incurred for being a public company since April 14, 2022. See below, Liquidity and Capital Resources and Notes to Consolidated Condensed Financial Statements.

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

Substantially all of our research and development expenses to date have been incurred in connection with our syringe products. We expect to continue to incur research and development expense for the foreseeable future as we continue to enhance our product to meet the market requirements for our Sharps syringe product line for its various intended uses throughout the world.

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

On April 13, 2022, the Company’s Initial Public Offering was deemed effective with trading commencing on April 14, 2022. The Company received net proceeds of $14.2 million on April 19, 2022. (See Capital Structure and Note 8 to the Condensed Consolidated Financial Statements)

In March 2020, the World Health Organization declared coronavirus COVID-19 a global pandemic. This contagious disease outbreak has adversely affected workforces, economies, and financial markets globally leading to an economic downturn in certain industries and countries. It is not possible for the Company to predict the duration or magnitude of the adverse results of the outbreak and its effects on the Company’s business or ability to raise funds. Management continues to monitor the situation but has not experienced a significant disruption to its product development efforts.

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

Inventories

The Company values inventory at the lower of cost (average cost) or net realizable value. Work-in-process and finished goods inventories consist of material, labor, and manufacturing overhead. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. A reserve is established for any excess or obsolete inventories or they may be written off. At March 31, 2023 and December 31, 2022, inventory is comprised of raw materials, work in process (components) and finished goods.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount of an asset group to the future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the projected discounted future net cash flows arising from the asset.

Purchased Identified Intangible Assets

When applicable, the Company’s identified intangible assets are amortized on a straight-line basis over their estimated useful lives. The Company makes judgments about the recoverability of finite-lived intangible assets whenever facts and circumstances indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, the Company assesses recoverability by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life is shorter than originally estimated, the Company would accelerate the rate of amortization and amortize the remaining carrying value over the new shorter useful life. The Company evaluates the carrying value of indefinite-lived intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and an impairment charge would be recognized to the extent that the carrying amount of such assets exceeds their estimated fair value.

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

At their issuance date and as of March 31, 2023, warrants were accounted for as liabilities as these instruments did not meet all of the requirements for equity classification under ASC 815-40 based on the terms of the aforementioned warrants. The resulting warrant liabilities are re-measured at each balance sheet date until their exercise or expiration, and any change in fair value is recognized in the Company’s consolidated condensed statement of operations and comprehensive loss (See Notes 7, 8 and 10 to the Consolidated Condensed Financial Statements).

Basic and Diluted Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the consolidated statement of operations and comprehensive loss. Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the year. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at March 31, 2023 there were 13,679,438 stock options and warrants that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.

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

Off-Balance Sheet Arrangements

During the periods presented, we did not have any off-balance sheet arrangements as defined under Regulation S-K Item 303(a)(4).

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022.

	2023	2022	Change	Change %
Research and development	$333,888	506,375	$(172,487)	-34%
General and administrative	1,983,912	830,909	1,153,003	139%
Interest expense (income)	(36,792)	245,437	(282,229)	-115%
FMV (gain) loss adjustment for derivatives	(184,085)	287,000	(471,085)	-164%
Foreign currency Loss	6,681	-	6,681	-
Other	8,226	-	8,226	-
Net loss	$2,111,830	$1,869,721	$242,109	13%

Revenue

The Company has not generated any revenue to date.

Research and Development

For the three months ended March 31, 2023, Research and Development (“R&D”) expenses decreased to $333,888 compared to $506,375 for the three months ended March 31, 2022. The decrease of $172,487 was primarily due to a shift to both manufacturing and R&D activities. In the 2022 period, prior to the acquisition of Safegard we utilized the facility for R&D efforts and paid all operating costs, including; labor, utility costs and other operating costs. These operating costs were $275,000 in 2022 (nil in 2023) as the facility was acquired in July 2022. In addition, other R&D expenses decreased by $35,000. This was partially offset by increased material costs of $66,000 related to new products and depreciation increased related to R&D equipment by $71,000.

General and Administrative

For the three months ended March 31, 2023, General and Administrative (“G&A”) expenses were $1,983,912 as compared to $830,909 for the three months ended March 31, 2022.

The increase of $1,153,003 was primarily attributable to increases: i) payroll and consulting fees of $371,000 from $265,000 in 2022 to $636,000 in 2023, primarily due to payroll and staffing changes which includes the staff at Safegard not in the 2022 period since not acquired until July 2022, and ii) increase in stock compensation expense, due to the timing of option awards and vesting, of approximately $169,500 from $213,600 in 2022 to $383,100 in 2023. In addition, we had increases in G&A in the three months ended March 31, 2023 of approximately $612,500 principally from increased: marketing and promotion ($142,400), insurance ($198,000). public company and investor relations related ($228,000) and other ($44,100).

Interest expense (income)

Interest income, was $36,792 for the three months ended March 31, 2023, compared to interest expense of $245,437 for the three months ended March 31, 2022. Interest income was earned from cash balances held in interest bearing accounts that benefited from rate increases in 2023. Interest expense in 2022 was related to the financing entered into in December 2021 which was repaid at the IPO closing with net proceeds.

FMV Adjustment for Derivatives

The Warrants require the Fair Market Value (“FMV”) to be remeasured at each reporting date while outstanding with recognition of the changes in fair value to other income or expense in the statement of operations and comprehensive loss. For the three months ended March 31, 2023, the Company recorded a $184,000 FMV gain to reflect adjustments required for outstanding Warrants liabilities. The Company had no Warrant liability at March 31, 2022. (See Notes 7, 8 and 10 to the Condensed Consolidated Financial Statements)

Liquidity and Capital Resources

On February 3, 2023, we completed a securities purchase agreement (“Offering”) with institutional investors and received net proceeds from the Offering were approximately $3.2 million, net of $600,000 in fees relating to the placement agent and other offering expenses. The Offering was priced at the market under Nasdaq rules. In connection with the Offering, we issued 2,248,521 units at a purchase price of $1.69 per unit. Each unit consists of one share of common stock and one non-tradable warrant (Offering Warrant) exercisable for one share of common stock at a price of $1.56. The Offering Warrants have a term of five years from the issuance date. (See Notes 8 to the Condensed Consolidated Financial Statements)

On April 13, 2022, we completed its IPO which was declared effective by the SEC, and the Company’s common stock and warrants began trading on the Nasdaq Capital Market or Nasdaq on April 14, 2022 and which closed on April 19, 2022. The net proceeds from the IPO were approximately $14.2 million of which $5,778,750 was attributed to the warrant liability (See Notes 8 and 10 to the Condensed Consolidated Financial Statements).

At March 31, 2023 and December 31, 2022, we had a cash balance of $5,257,246 and $4,107,897, respectively. The Company had working capital of $3,555,074 and $2,416,928 as of March 31, 2023 and December 31, 2022, respectively. The increase in our working capital was primarily related to net proceeds from the Offering in February 2023 which resulted in net proceeds of approximately $3.2M offset by uses of cash in operations for the three month ended March 31, 2023. (See Note 8 to the Condensed Consolidated Financial Statements)

Cash Flows

Net Cash Used in Operating Activities

The Company used cash of $2,062,670 and $1,216,051 in operating activities for the three months ended March 31, 2023 and 2022, respectively. The increase in cash used of $846,619, was principally due to the Company incurring additional operating expenses during the three months ended March 31, 2023.

Net Cash Used in Investing Activities

For the three months ended March 31, 2023 and 2022, the Company used cash in investing activities of $163,272 and $40,000, respectively. In 2023, cash was used to acquire or pay deposits for machinery and equipment whereas the cash in 2022 was related to escrow payments for the acquisition of Safegard.

Net Cash Provided by Financing Activities

For the three months ended March 31, 2023 and 2022, the Company provided cash from financing activities of $3,238,711 and $32,500, respectively. In the 2023 period, the cash provided was primarily from the Offering in February 2023. (See Note 8 to the Condensed Consolidated Financial Statements)

Off-Balance Sheet Arrangements

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

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Form 10-K for the year ended December 31, 2022, Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the Form 10-K for the year ended December 31, 2022. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sale of Unregistered Equity Securities

On February 3, 2023, we completed a securities purchase agreement (“Offering”) with institutional investors and received net proceeds from the Offering were approximately $3.2 million, net of $600,000 in fees relating to the placement agent and other offering expenses. The Offering was priced at the market under Nasdaq rules. In connection with the Offering, we issued 2,248,521 units at a purchase price of $1.69 per unit. Each unit consists of one share of common stock and one non-tradable warrant (Offering Warrant) exercisable for one share of common stock at a price of $1.56. The Offering Warrants have a term of five years from the issuance date. (See Notes 8 to the Condensed Consolidated Financial Statements).

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

Use of Proceeds

On February 3, 2023, we completed a securities purchase agreement (“Offering”) with institutional investors and received net proceeds from the Offering were approximately $3.2 million, net of $600,000 in fees relating to the placement agent and other offering expenses. The Offering was priced at the market under Nasdaq rules. In connection with the Offering, we issued 2,248,521 units at a purchase price of $1.69 per unit. Each unit consisted of one share of common stock and one non-tradable warrant (Offering Warrant) exercisable for one share of common stock at a price of $1.56. The Offering Warrants have a term of five years from the issuance date. Proceeds will help support the manufacturing of pre-filled specialty syringe systems through its partnership with Nephron Pharmaceuticals and general operating costs. (See Notes 8 to the Condensed Consolidated Financial Statements)

On April 13, 2022, our Registration Statement on Form S-1 (No. 333-263715) was declared effective by the SEC pursuant to which we issued and sold an aggregate of 3,750,000 units, each consisting of one share of common stock and two warrants, to purchase one share of common stock for each whole warrant, with an initial exercise price of $4.25 per share and a term of five years. In addition, we granted Aegis Capital Corp., as underwriter a 45-day over-allotment option to purchase up to 15% of the number of shares included in the units sold in the offering, and/or additional warrants equal to 15% of the number of Warrants included in the units sold in the offering, in each case solely to cover over-allotments, which the Aegis Capital Corp. partially exercised with respect to 1,125,000 warrants on April 19, 2022. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates. There has been no material change in the planned use of proceeds from our initial public offering from that described in the Prospectus.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 15th day of May 2023.

SHARPS TECHNOLOGY, INC.

May 15, 2023	/s/ Robert M. Hayes
Robert M. Hayes
Chief Executive Officer and Director (Principal Executive Officer)

May 15, 2023	/s/ Andrew R. Crescenzo
Andrew R. Crescenzo
Chief Financial Officer
(Principal Financial Officer)

