Form 10-Q
period 2023-06-30
Sharps Technology Inc.
filed 2023-08-14
CIK 1737995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of August 14, 2023, the issuer had 11,655,936 shares of common stock, par value $0.0001 per share, outstanding.

SHARPS TECHNOLOGY, INC.

i

SHARPS TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
Assets:
Current Assets
Cash	$2,924,019	$4,170,897
Prepaid expenses and other current assets	193,875	66,749
Inventories (Note 3)	992,547	185,804
Current Assets	4,110,441	4,423,450

Fixed Assets, net of accumulated depreciation (Notes 4 and 5)	7,092,954	7,004,890
Other Assets (Notes 5 and 6)	590,740	411,316
TOTAL ASSETS	$11,794,135	$11,839,656

Liabilities:
Current Liabilities
Accounts payable (Note 4)	$825,622	$543,226
Accrued and other current liabilities (Note 15)	574,057	311,458
Warrant liability (Notes 8 and 10)	1,513,187	1,151,838
Total Current Liabilities	2,912,866	2,006,522

Deferred Tax Liability	192,000	192,000
Total Liabilities	3,104,866	2,198,522

Commitments and Contingencies (Note 15)
Subsequent Events (Note 16)

Stockholders’ Equity:
Preferred stock, $.0001 par value; 1,000,000 shares authorized; 1 share issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000, shares authorized; 11,655,936 shares issued and outstanding (2022: 9,407,415)	1,166	941
Additional paid-in capital	28,154,012	24,733,306
Accumulated other comprehensive income	559,112	214,253
Accumulated deficit	(20,025,021)	(15,307,366)
Total Stockholders’ Equity	8,689,269	9,641,134
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,794,135	$11,839,656

The accompanying notes are an integral part of these financial statements.

SHARPS TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE

(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2023	2022	2023	2022
Revenue, net	$-	$-

Operating expenses:
Research and development (Note 5)	224,260	556,868	558,148	1,063,243
General and administrative	2,308,075	2,230,801	4,291,987	3,061,710
Total operating expenses	2,532,335	2,787,669	4,850,135	4,124,953
Loss from operations	(2,532,335)	(2,787,669)	(4,850,135)	(4,124,953)

Other income (expense)
Interest income (expense)	40,079	(1,100,507)	76,871	(1,345,944)
FMV adjustment on contingent stock & warrants	(90,108)	4,365,930	93,977	4,078,930
Foreign currency and other	(23,461)	-	(38,368)	-
Total Other Income (Expense)	(73,490)	3,265,423	132,480	2,732,986
Net (loss) / Gain	$(2,605,825)	$477,754	(4,717,655)	(1,391,967)

Net loss per share, basic and diluted	$(0.22)	$0.06	(0.42)	(0.20)
Weighted average shares used to compute net loss per share, basic and diluted	11,655,936	8,669,372	11,193,740	6,928,217

The accompanying notes are an integral part of these financial statements.

SHARPS TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30

(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2023	2022	2023	2022
Net loss	$(2,605,825)	$477,754	(4,717,655)	(1,391,967)

Other comprehensive income:

Foreign currency translation adjustments gain/(loss)	73,786	-	344,859	-

Comprehensive loss	$(2,532,039)	$477,754	(4,372,796)	(1,391,967)

The accompanying notes are an integral part of these financial statements.

SHARPS TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

(Unaudited)

	Preferred Stock		Common Stock		Common Stock Subscription	Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders
	Shares	Amount	Shares	Amount	Receivable	Capital	Income	Deficit	Equity

Balance -December 31, 2022	1	$	9,407,415	$941	-	$24,733,306	$214,253	$(15,307,366)	$9,641,134

Net loss for the three months ended March 31, 2023	-		-	-	-	-	-	(2,111,830)	(2,111,830)
Shares issued in Offering			2,248,521	225		2,783,160	-		2,783,385
Share-based compensation charges	-		-	-	-	383,100	-	-	383,100
Foreign Currency Translation	-				-	-	270,983	-	270,983

Balance - March 31, 2023	1	$	11,655,936	$1,166	-	$27,899,566	$485,236	$(17,419,196)	$10,966,772

Net loss for the three months ended June 30, 2023	-		-	-	-	-	-	(2,605,825)	(2,605,825)
Share-based compensation charges	-		-	-	-	254,446	-	-	254,446
Foreign Currency Translation	-				-	-	73,876	-	73,876

Balance - June 30, 2023	1	$	11,655,936	$1,166	-	$28,154,012	$559,112	$(20,025,021)	$8,689,269

SHARPS TECHNOLOGY, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

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

SHARPS TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30

(UNAUDITED)

	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,717,655)	$(1,391,967)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	448,657	156,100
Stock-based compensation	637,547	650,104
Accretion of debt discount		1,299,985
FMV adjustment for Contingent Stock		(181,000)
FMV adjustment for Warrants	(93,977)	(3,897,930)
IPO Issuance costs relating to Warrants		550,433
Foreign exchange gain	30,141	-
Changes in operating assets:
Prepaid expenses and other current assets	(119,761)	(27,542)
Inventory	(769,088)	(5,448)
Other assets	-	-
Accounts payable and accrued liabilities	453,136	(245,840)
Net cash used in operating activities	(4,131,000)	(3,093,105)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquistion of fixed assets or deposits paid	(342,525)	(463,355)
Other assets – escrow and other	-	(2,350,000)
Net cash used in investing activities	(342,525)	(2,813,355)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from Initial Public Offering and additional offering	3,238,711	14,202,975
Repayment of Note Payable	-	(2,000,000)
Proceeds from subscriptions receivable	-	32,500
Net cash provided by financing activities	3,238,711	12,235,475

Effect of exchange rate changes on cash	(12,064)	-

NET INCREASE (DECREASE) IN CASH	(1,246,878)	6,329,015
CASH — BEGINNING OF YEAR	4,170,897	1,479,166
CASH — END OF PPERIOD	$2,924,019	$7,808,181

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$47,111

Non-cash investing and financing activity:
FMV for Common Stock Issued for Contingent Shares		496,000
Common stock issued and vested stock options for fixed assets acquired	$-	$63,612
Common stock issued and vested stock options issued as consideration for acquisition	$-	$40,901

The accompanying notes are an integral part of these financial statements.

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

Note 1. Description of Business

Nature of Business

Sharps Technology, Inc. (“Sharps” or the “Company”) is a pre-revenue medical device company that has designed and patented various safety syringes and is seeking commercialization by manufacturing and distribution of its products.

The accompanying condensed consolidated financial statements include the accounts of Sharps Technology, Inc. and its wholly owned subsidiary, Safegard Medical, Inc. collectively referred to as the “Company.” The condensed consolidated balance sheet as of June 30, 2023 and the condensed consolidated statements of operations, statements of comprehensive loss and statements of stockholders’ equity s for the three and six  months ended June 30, 2023 and 2022 and the statements of cash flow for the six months ended June 30, 2023 (the “interim statements”) are unaudited. All intercompany transactions and balances have been eliminated. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and operating results for the interim periods have been made. Certain information and footnote disclosure, normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted. The interim statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2022 and notes thereto contained in the Company’s Form 10-K filed with the Securities and Exchange Commission. The condensed consolidated balance sheet at December 31, 2022 has been derived from the audited financial statements at that date. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not generated revenue or cash flow from operations since inception. As of June 30, 2023, the Company had a working capital of $1,197,575 which is not expected to be sufficient to fund the Company’s planned operations for the next 12 months. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to raise sufficient financing to acquire or commercialize its products into a profitable business. The Company intends to finance its commercialization activities and its working capital needs largely from the sale of equity securities and/or with additional funding from other traditional financing sources until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2023 AND 2022

Note 2. Summary of Significant Accounting Policies (continued)

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. As of June 30, 2023, the most significant estimates relate to derivative liabilities and stock-based compensation.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are maintained with various financial institutions.

Inventories

The Company values inventory at the lower of cost (average cost) or net realizable value. Work-in-process and finished goods inventories consist of material, labor, and manufacturing overhead. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. A reserve is established for any excess or obsolete inventories or they may be written off. At June 30, 2023 and December 31, 2022, inventory is comprised of raw materials, including packaging, work in process (components) and finished goods.

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

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2023 AND 2022

Note 2. Summary of Significant Accounting Policies (continued)

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

There were no impairment losses recognized during the six months ended June 30, 2023.

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

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2023 AND 2022

Note 2. Summary of Significant Accounting Policies (continued)

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

At their issuance date and as of June 30,  2023, the warrants (see Notes 8 and 10) were accounted for as liabilities as these instruments did not meet all of the requirements for equity classification under ASC 815-40 based on the terms of the aforementioned warrants. The resulting warrant liabilities are re-measured at each balance sheet date until their exercise or expiration, and any change in fair value is recognized in the Company’s condensed consolidated statements of operations and comprehensive loss.

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

Comprehensive income (loss)

Comprehensive income (loss) consists of the Company’s consolidated net loss and foreign currency translation adjustments related to its subsidiary. Foreign currency translation adjustments included in comprehensive loss were not tax effected as the Company has a full valuation allowance at June 30, 2023 and December 31, 2022. Accumulated other comprehensive income (loss) is a separate component of stockholders’ equity and consists of the cumulative foreign currency translation adjustments.

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2023 AND 2022

Note 2. Summary of Significant Accounting Policies (continued)

Basic and Diluted Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the consolidated statement of operations and comprehensive loss. Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the year. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of June 30, 2023, there were 13,788,724  stock options and warrants that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.

Income Taxes

The Company must make certain estimates and judgments in determining income tax expenses for financial statement purposes. These estimates and judgments are used in the calculation of tax credits, tax benefits, tax deductions, and in the calculation of certain deferred taxes and tax liabilities. Significant changes to these estimates may result in an increase or decrease to the Company’s tax provision in a subsequent period.

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

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2023 AND 2022

Note 2. Summary of Significant Accounting Policies (continued)

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

In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”, intended to clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendment also clarifies that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. ASU No. 2022-03 is effective for public business entities for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2023. Early adoption is permitted. For all other entities, it is effective for fiscal years, including interim periods within those fiscal years beginning after December 15, 2024. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is evaluating the adoption of the amendments and the potential impact it may have, if any, on its financial statements.

The Company does not expect the adoption of any accounting pronouncements to have a material impact on the condensed consolidated financial statements.

We reviewed all other recently issued accounting pronouncements and have concluded they are not applicable or not expected to be significant to the accounting for our operations.

Note 3. Inventories

Inventories, net consisted of the following at:

	June 30, 2023	December 31, 2022
Raw materials	$226,062	$106,088
Work in process	86,831	49,144
Finished goods	679,654	30,572
Total	$992,547	$185,804

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2023 AND 2022

Note 4. Fixed Assets

Fixed asset, net, is summarized as follows as of:

	June 30, 2023	December 31, 2022

Land	$264,736	$242,240
Building	3,068,950	2,824,481
Machinery and Equipment	4,863,882	4,601,293
Website	20,363	16,600
	8,217,930	7,684,614
Less: accumulated depreciation	(1,124,976)	(679,724)
Fixed asset, net	$7,092,954	$7,004,890

Depreciation expense of fixed assets for the six months ended June 30, 2023 and 2022 was $445,252 net of foreign currency impacts and $156,100 respectively. Substantially, all the Company’s fixed assets are located at the Company’s Hungary location.

During the six months ended June 30, 2022 , the Company recorded $63,612 in fixed asset costs relating to the estimated fair market value for options granted in 2021 for the acquired machinery. As of June 30, 2023, the Company has $100,000 in remaining payments for machinery purchased, which is included in accounts payable.

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

During the three and six months ended June 30, 2022, the Company had remitted $275,000 and $300,000, respectively for the forementioned Operating Costs. The remittance of operating costs was discontinued after the Closing Date. These costs were included in research and development expense in the condensed consolidated statement of operations as the activities at the facility in 2022 were related to design and testing of the Company’s products.

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

FOR THE NINE MONTHS ENDED JUNE 30, 2023 AND 2022

Note 5. Asset Acquisition (continued)

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

Note 6. Other Assets

Other assets as of June 30, 2023 and December 31, 2022 are summarized as follows:

	2023	2022
Intangibles, net	60,993	62,480
Deposits or advance payments on machinery, molds, components or technology (see Note 15)	517,377	336,466
Other	12,370	12,370
	$590,740	$411,316

Intangibles are related to the Asset Acquisition (see Note 5) and consist of an acquired workforce and permits. Amortization for the six months ended June 30, 2023 and 2022 was 7,928 and $1,487 respectively.

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

FOR THE NINE MONTHS ENDED JUNE 30, 2023 AND 2022

Note 7. Note Purchase Agreement (continued)

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

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2023 AND 2022

Note 7. Note Purchase Agreement (continued)

In connection with the closing of the IPO, 235,295 warrants were issued to settle the Contingent Warrant liability (“Note Warrants”) with an exercise price of $4.25. The terms of the Note Warrants continue to require classification as a liability under ASC 815 with recognition of the changes in fair value to other income or expense in the consolidated statement of operations in accordance with ASC 480 Debt and Equity. (See Note 8 and 10).

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

Common Stock

On February 3, 2023, the Company completed a securities purchase agreement (“Offering”) with institutional investors and received net proceeds from the Offering were approximately $3.2 million, net of $600,000 in fees relating to the placement agent and other offering expenses. The Offering was priced at the market under Nasdaq rules. In connection with the Offering, the Company issued 2,248,521 units at a purchase price of $1.69 per unit. Each unit consists of one share of common stock and one non-tradable warrant (“Offering Warrants”) exercisable for one share of common stock at a price of $1.56. The Offering Warrants have a term of five years from the issuance date. On February 13, 2023, the Company filed an S-1 (Resale) Registration Statement in connection with the Offering and on April 14, 2023, an Amendment to the S-1 was filed and went effective. The net proceeds, after reflecting par value, has been recorded in Additional Paid in Capital of $2.8 million and with respect to the Warrants as a liability under ASC 815 of $455,326. (See Notes 8 and 10)

On April 13, 2022, the Company’s initial public offering (“IPO”) was declared effective by the SEC pursuant to which the Company issued and sold an aggregate of 3,750,000 units (“Units”), each consisting of one share of common stock and two warrants, to purchase one share of common stock for each whole warrant, with an initial exercise price of $4.25 per share, adjusted to $1.56 at February 3, 2023 based on the warrant terms, and a term of five years. In addition, the Company granted Aegis Capital Corp., as underwriter a 45-day over-allotment option to purchase up to 15% of the number of shares included in the units sold in the offering, and/or additional warrants equal to 15% of the number of Warrants included in the units sold in the offering, in each case solely to cover over-allotments, which the Aegis Capital Corp. partially exercised with respect to 1,125,000 warrants on April 19, 2022.

The Company’s common stock and warrants began trading on the Nasdaq Capital Market or Nasdaq on April 14, 2022. The net proceeds from the IPO, prior to payments of certain listing and professional fees were approximately $14.2 million. The net proceeds, after reflecting par value, has been recorded in Additional Paid in Capital of $9.0 million and with respect to the Warrants as a liability under ASC 815 of $5.2M. (See Note 10)

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2023 AND 2022

Note 8. Stockholders’ Equity (continued)

During the period April 1, 2022 through December 31, 2022, the Company issued 235,000 shares of common stock at the trading stock price in connection with services provided to the Company and recorded a charge of $290,551, In addition, the Company issued 235,295 common shares relating to the Note Purchase agreement. (See Note 7)

Warrants

a)	In connection with an advisory services arrangement entered into in April 2023, the Company issued 135,000 warrants during the three months ended June 30, 2023 at an exercise price of $1.56. The warrants have a three-year term and were fully vested on issuance. The FMV of the warrants was $19,836 computed using the Black Sholes valuation model with the following assumptions: a) volatility of 37.45%, three-year term, risk free interest rate 3.58% and 0% dividend rate.

(b)	In connection with the Offering in February 2023, the Company issued 2,248,521 non-trading warrants Offering Warrants as a component of the Unit as noted in Common Stock above. The Offering Warrants were recorded at the FMV, computed using the Black Sholes valuation method with the following assumptions: volatility of 41.24%, five-year term, risk free interest rate 3.71% and 0% dividend rate. The Offering Warrant’s liability requires remeasurement at each reporting period. The Offering Warrants are classified as a liability based on ASC 815. At the issuance date the liability was $455,326 and at June 30, 2023 the liability was $272,746. During the three and six months ended June 30, 2023, the Company recorded a FMV gain (loss) adjustment of $1,505 and $182,580. (See Note 10).

(c)	In connection with the IPO in April 2022, the Company issued 7,500,000 warrants (Trading Warrants) as a component of the Units and 1,125,000 warrants to the underwriter (Overallotment Warrants), as noted in Common Stock above. The Trading and Overallotment Warrants were recorded at the FMV, being the trading price of the warrants, on the IPO effective date and the Warrants are classified as a Liability based on ASC 815. The Warrant liability requires remeasurement at each reporting period. At the IPO, the liability was $5,778,750 and at December 31, 2022 the liability was $1,121,250. During the three and six months ended June 30, 2023, the Company recorded an FMV loss adjustment of $86,250. During the three and six months ended June 30, 2022, the Company recorded a FMV gain adjustment of $3,378,412. (See Note 10).

(d)

The Company has issued 235,295 Warrants (“Note Warrants”) to the Purchasers of the Notes on April 19, 2022. The Note Warrants have an exercise price of $4.25 and a term of five years. At the issuance date, the liability was $157,647 and through the year ended December 31, 2022, the Company recorded a FMV gain of $127,059. During the three and six months ended June 30, 2023, the Company recorded a FMV loss adjustment of $2,353 and the warrant liability was $32,941 at June 30, 2023. During the three and six months ended June 30, 2022, the Company recorded a FMV gain adjustment of $520,000. (See Note 8 and 10).

(e)	The underwriter received 187,500 warrants in connection with the IPO for a nominal cost of $11,250. The Warrants have an exercise price of $5.32 and are exercisable after October 9, 2022. The FMV at the date of issuance was $228,750 computed using the Black Sholes valuation model with the following assumptions: a) volatility of 93.47%, five-year term, risk free interest rate 2.77% and 0% dividend rate. The estimated FMV was classified as additional issuance costs.

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

FOR THE NINE MONTHS ENDED JUNE 30, 2023 AND 2022

Note 10. Warrant Liability

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented as a Warrant liability in the accompanying condensed consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the condensed consolidated statements of operations. (See Notes 7 and 8)

The Warrant liability at June 30, 2023 was as follows:

Trading and Overallotment Warrants	$1,207,500
Note Warrants	32,941
Offering Warrants	272,746
Total	$1,513,187

The Warrants outstanding at June 30, 2023 are as follows:

Trading and Overallotment Warrants	8,812,500
Note warrants	235,295
Offering Warrants	2,248,521
Warrants issued for services arrangement	135,000
Total	11,431,316

The following table presents the changes in the Warrant liability of the Level 1 warrants issued on April 14, 2022, the effective date of the IPO measured at fair value from December 31, 2022 and the changes in the Offering Warrants liability of the Level 2 warrants issued on February 6, 2023 through June 30, 2023.

Total

FMV of Note Warrants	$30,588
FMV of Trading and Overallotment Warrants	1,121,250
FMV of Offering Warrants, at issuance	455,326
Change in fair value of warrant liability for the six months ended June 30,2023	(93,977)

Fair Value at June 30, 2023	$1,513,187

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2023 AND 2022

Note 11. Stock Options

A summary of options granted and outstanding is presented below.

	June 30, 2023
	Options	Weighted Average Weighted
Outstanding at Beginning of year	1,358,122	$4.37
Granted	1,025,000	1.37
Forfeited	(25,714)	1.75
Outstanding at end of period	2,357,408	$3.08

Exercisable at end of period	1,665,378	$3.63

During the six months ended June 30, 2023 , the Company granted five-year options (the “Options”) to purchase a total of 975,000 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) to its directors, executive officers, employees and consultants pursuant to the Company’s. 2022 and 2023 Equity Incentive Plans. The Options are exercisable at $1.37 per share which was the closing price on January 25, 2023. Of the Options granted, Options to purchase an aggregate of 495,000 shares of Common Stock were issued to executive officers Options to purchase an aggregate of 455,000 shares of Common Stock were issued to directors and Options to purchase an aggregate of 25,000 shares of Common Stock to employees and a consultant. In connection with an employment agreement the Company granted five-year options to purchase 50,000 shares of common stock in February 2023 under the 2022 Equity Incentive Plan. (See Note 15).

On January 25, 2023, the Company’s Board of Directors adopted the 2023 Equity Incentive Plan (the “2023 Plan”). The 2023 Plan provides for the issuance of up to 1,400,000 options and/or shares of restricted stock to be available for issuance to officers, directors, employees and consultants. The 2023 Plan is subject to shareholder approval at the annual meeting.

As of June 30, 2023, there was $725,355 in unrecognized stock-based compensation related to unvested stock options, which is expected to be recognized over a weighted average period of forty months.

The following table summarizes information about options outstanding at June 30, 2023:

Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life	Shares Exercisable

$1.21	307,500	4.42	233,719
$1.30	50,000	4.71	18,750
$1.37	975,000	4.67	437,032
$1.39	10,000	4.17	10,000
$1.75	42,857	2.75	42,857
$2.80	141,429	1.00	141,429
$4.25	50,000	4.00	50,000
$4.38	244,286	1.75	244,286
$7.00	536,336	2.50	477,305

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2023 AND 2022

Note 11. Stock Options (continued)

For the three and six months ended June 30, 2023, the Company recognized stock-based compensation expense of $234,610 and $617,711 respectively, recorded in general and administrative. For the three and six months ended June 30, 2022, the recognized stock-based compensation expense of $365,606 and $589,553 respectively, of which $39,870 and $50,182 was recorded in general and administrative and research and development expenses, respectively. Further, for the three months ended March 31, 2022, the Company recorded stock-based charges relating to consideration for purchase of machinery of $63,512 (see Note 4) and $40,901 relating to an Acquisition (see Note 5).

The fair value of stock option awards accounted for under ASC 718 was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions for the options granted during the six months ended June 30, 2023.

Expected term (years)	2.88 to 3.25
Expected volatility	75.40% to 89.93%
Risk-free interest rate	3.71% to 4.27%
Dividend rate	0%

Note 12. Income Taxes

At the end of each interim reporting period, the Company estimates its effective tax rate expected to be applied for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods. Accordingly, the Company’s effective tax rate for the three and six months ended  , June 30, 2023 was 0%, compared to the effective tax rate of 0% for the three and six months ended June 30, 2022. The Company’s effective tax rates for both periods were affected primarily by a full valuation allowance on domestic net deferred tax assets.

Note 13. Related Party Transactions and Balances

As of June 30, 2023 and December 31, 2022, accounts payable and accrued liabilities include $31,000 and $105,667, respectively, payable to officers and directors of the Company. The amounts are unsecured, non-interest bearing and are due on demand (See Note 15).

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

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2023 AND 2022

Note 14. Fair Value Measurements (continued)

As of June 30, 2023, the following financial assets and liabilities were measured at fair value on a recurring basis presented on the Company’s consolidated balance sheet:

	Level 1	Level 2	Level 3	Total

Assets
Cash	$2,924,019	-	-	$2,924,019
	-	-	-
Total assets measured at fair value	$2,924,019	-		$2,924,019

Liabilities
Warrant liability	$1,240,441	272,276	-	$1,513,187

Total liabilities measured at fair value	$1,240,441	272,276	-	$1,513,187

Note 15. Commitments and Contingencies

Fixed Assets and Other

At June 30, 2023, the Company has outstanding orders to purchase equipment, mold and component parts for research and development of $490,651 of which advance payments of $280,349 have been made and recorded in Other Assets (See Note 6).

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

FOR THE NINE MONTHS ENDED JUNE 30, 2023 AND 2022

Note 15. Commitments and Contingencies (continued)

Employment Agreements and Other

On August 1, 2022, the Company cancelled the consulting agreement with Alan Blackman, Co- Chairman and Chief Operating Officer and entered into an Employment Agreement which provides for annual salary of $256,000, which provides for increases, and provisions compensation adjustments, expense and tax differential reimbursements, benefits and bonuses. As of September 1, 2022, the annual salary is $320,000. At June 30, 2022, the Company approved and accrued a $250,000 bonus to Mr. Blackman for services provided in 2022, of which $65,000 was paid subsequent to December 31, 2022. The Company terminated Mr. Blackman’s Employment Agreement effective May 1, 2023. Mr. Blackman continued to serve as the Co-Chairman and a member of the Board of Directors. The parties were having preliminary settlement discussions. Subsequent to June 30, 2023, the Company and Mr. Blackman entered into a separation agreement whereby, Mr. Blackman will be paid severance payments of approximately $346,000, which was recorded as an expense and an accrued expense as of June 30, 2023, over thirteen months, continue his medical benefits for such period with a cost of approximately $29,000 which has been accrued at June 30, 2023. Further, all unvested options were fully vested. In connection with the separation agreement, Mr. Blackman no longer serves as Co-Chairman or Board member and has agreed to vote his Series A Preferred Stock in favor of the election, reelection, and/or designation of each individual nominated to serve as a director on the Board of Director as shall be identified in an applicable proxy statement filed by the Company for such election of directors. Once the payments due Mr. Blackman are fully paid, the Series A Preferred Stock shall be deemed immediately cancelled and forfeited and without further consideration. The Series A Preferred shall at such time be returned to the status of an authorized but unissued share of preferred stock of the Company.

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

Overview

Since our inception in 2017, we have devoted substantially all of our resources to the research and development of our safety syringe products. To date, we have generated no revenue. We have incurred net losses in each year since our inception and, as of June 30, 2023, we had an accumulated deficit of $20,025,021 . Our net loss was $4,717,655 for the six months ended June 30, 2023. Substantially all of our net losses resulted from costs incurred in connection with our research and development efforts, payroll and consulting fees, stock compensation and general and administrative costs associated with our operations, including costs incurred for being a public company since April 14, 2022. See below, Liquidity and Capital Resources and Notes to Consolidated Condensed Financial Statements.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not generated revenue or cash flow from operations since inception. As at June 30, 2023, the Company had a working capital of $1,197,575  which is not expected to be sufficient to fund the Company’s planned operations for the next 12 months. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to raise sufficient financing to acquire or commercialize its products into a profitable business. The Company intends to finance its commercialization activities and its working capital needs largely from the sale of equity securities and/or with additional funding from other traditional financing sources until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

We classify our operating expenses as research and development and general and administrative expenses. We maintain a corporate office located in Melville, New York, but employees and consultants in the US work remotely and will continue to do so indefinitely. In June 2020, in connection with the agreement to acquire Safegard, a former syringe manufacturing facility in Hungary, which was completed on July 6, 2022. Through the closing, we were contractually provided the exclusive use of the facility for research and development and testing in exchange for payment of the seller’s operating costs, including among others, use of Safegard’s work force, utility costs and other services.

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

Inventories

The Company values inventory at the lower of cost (average cost) or net realizable value. Work-in-process and finished goods inventories consist of material, labor, and manufacturing overhead. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. A reserve is established for any excess or obsolete inventories or they may be written off. At June 30, 2023 and December 31, 2022, inventory is comprised of raw materials, including packaging, work in process (components) and finished goods.

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

At their issuance date and as of June 30, 2023, certain warrants were accounted for as liabilities as these instruments did not meet all of the requirements for equity classification under ASC 815-40 based on the terms of the aforementioned warrants. The resulting warrant liabilities are re-measured at each balance sheet date until their exercise or expiration, and any change in fair value is recognized in the Company’s consolidated condensed statement of operations and comprehensive loss (See Notes 7, 8 and 10 to the Consolidated Condensed Financial Statements).

Basic and Diluted Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the consolidated statement of operations and comprehensive loss. Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the year. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at June 30, 2023 there were 13,788,724  stock options and warrants that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.

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

Off-Balance Sheet Arrangements

During the periods presented, we did not have any off-balance sheet arrangements as defined under Regulation S-K Item 303(a)(4).

Results of Operations – three months ended June 30, 2023 and 2022.

	2023	2022	Change	Change %
Research and development	$224,260	556,868	$(332,608)	-60%
General and administrative	2,308,075	2,230,801	77,274	3%
Interest expense (income)	(40,079)	1,100,507	(1,140,586)	-104%
FMV (gain) loss adjustment for derivatives	90,108	(4,365,930)	4,456,038	-102%
Foreign currency loss	23,461		23,461	-

Net loss (income)	$2,605,825	$(477,754)	$3,083,579	-645%

Revenue

The Company has not generated any revenue to date.

Research and Development

For the three months ended June 30, 2023, Research and Development (“R&D”) expenses decreased to $224,260 compared to $556,868 for the three months ended June 30, 2022. The decrease of $332,608 was primarily due to a shift to both manufacturing and R&D activities. In the 2022 period, prior to the acquisition of Safegard we utilized the facility for R&D efforts and paid all operating costs, including labor, utility costs and other operating costs. These operating costs were $300,000 in 2022 (nil in 2023) as the facility was acquired in July 2022. In addition, other R&D expenses decreased by $61,000 and stock comp declined $28,000. This was partially offset by increased depreciation related to R&D equipment by $61,000.

General and Administrative

For the three months ended June 30, 2023, General and Administrative (“G&A”) expenses were $2,308,075 as compared to $2,230,801 for the three months ended June 30, 2022. The increase of $77,274 was primarily attributable to: i) increases in payroll and consulting fees of $225,000 from $516,000 in 2022 to $741,000 in 2023, due to compensation increases and head count increases, which includes the staff at Safegard not in the 2022 period since not acquired until July 2022, ii) decrease in stock compensation expense, due to the timing of option awards and vesting, of approximately $71,000 from $326,000 in 2022 to $254,000 in 2023. iii) a decrease in public company costs of $638,000 from $761,000 to $123,000 as 2022 costs primarily related to the 2022 IPO. Further, we had increases of $375,000 relating to a contract settlement, $96,000 in depreciation, professional fees ($74,000), rent ($36,000), computer related ($44,000) and other expenses ($132,000) and decreases in by marketing ($41,000), travel ($61,000), Board costs ($40,000), insurance ($41,000) and patent fees of ($13,000)

Interest expense (income)

Interest income, was $40,079 for the three months ended June 30, 2023, compared to interest expense of $1,100,507 for the three months ended June 30, 2022. Interest income was earned from cash balances held in interest bearing accounts that benefited from rate increases in 2023. Interest expense in 2022 was related to the financing entered into in December 2021 which was repaid at the IPO closing with net proceeds.

FMV Adjustment for Derivatives

The Warrants require the Fair Market Value (“FMV”) to be remeasured at each reporting date while outstanding with recognition of the changes in fair value to other income or expense in the consolidated statement of operations. For the three months ended June 30, 2023, the Company recorded a $90,108 FMV loss to reflect adjustments required for outstanding Warrants liabilities. The Company had FMV gain adjustment of $4,365,930 at June 30, 2022. (See Notes 7, 8 and 10 to the Unaudited Condensed Consolidated Financial Statements)

Results of Operations – six months ended June 30, 2023 and 2022

	June 30, 2023	June 30, 2022	Change	Change %

Research and development	$558,148	$1,063,243	$(505,095)	-48%
General and administrative	4,291,987	3,061,710	1,230,277	40%
Interest expense /(income)	(76,871)	1,345,944	(1,422,815)	-106%
Foreign exchange loss & Other	38,368	-	38,368	-
FMV (income) expense adjustment for Contingent Stock & Warrants	(93,977)	(4,078,930)	3,984,953	100%
Net loss	$4,717,655	$1,391,967	$3,325,688	239%

Revenue

The Company has not generated any revenue to date.

Research and Development

For the six months ended June 30, 2023, Research and Development (“R&D”) expenses decreased to $558,148 compared to $1,063,243 for the six months ended June 30, 2022. The decrease of $505,095 was primarily due to R&D costs of approximately $575,000 from $575,000 in 2022 to $0 in 2023 paid to Safegard for operating costs to use their facility and the purchase of R&D materials. In the 2022 period, prior to the acquisition date the facility, had been used for further development, production of current prototype samples and related testing. The operating costs are primarily related to the use of Safegard’s workforce, utility costs incurred and other services. We had further decreased in stock compensation expense of approximately $50,000, primarily due to the timing of awards and a decrease of $12,000 in other R&D costs. Partially offsetting the decreases was an increase in depreciation related to R&D equipment of $132,000.

General and Administrative

For the six months ended June 30, 2023, General and Administrative (“G&A”) expenses were $4,291,987 as compared to $3,061,710 for the six months ended June 30, 2022. The increase of $1,230,277 was primarily attributable to increases in: i) payroll and consulting fees of $536,000 from $781,546 in 2022 to $1,217,117 in 2023, primarily due to increases in compensation and consulting fees incurred, and additional headcount increases. ii) increases in stock compensation expense, due to new option awards and timing of award vesting, of approximately $98,000 from $539,000 in 2022 to $637,000 in 2023. Further, we had increases due, relating to a contract settlement during the second quarter of 2023 for $375,000 , marketing ($101,000), professional fees ($74,000), insurance ($157,000), rent ($60,000), computer ($22,000), other operating costs ($186,000) and depreciation ($155,000) partially offset by decreases from patent and registration fees ($43,000), board fees ($26,000), travel ($55,000) and public company related expenses ($410,000). In 2022, public company costs were primarily related to the IPO.

Interest expense (income)

Interest income was $76,871 for the six months ended June 30, 2023, as compared to interest expense, net of interest income, of $1,345,944 for the six months ended June 30, 2022. Interest expense decreased by $1,422,815 due to the financing which was in December 2021 which was repaid at the IPO closing with net proceeds. The interest was payable at an 8% face amount of $47,111 plus accreted interest of $1,299,985 on the $2,000,000 Note Payable.

FMV Adjustment for Derivatives

The Warrants require the FMV to be remeasured at each reporting date while recognition of the changes in fair value to income or expense in the consolidated statement of operations. For the six months ended June 30, 2023, the Company recorded a $93,977 FMV loss to reflect the increase in the Warrant liability. For the six months ended June 30, 2022, the Company recorded a $4,078,930 FMV gain to reflect the decrease in the Warrant liability. (See Note 7, 8 and 10 to the Unaudited Condensed Consolidated Financial Statements)

Liquidity and Capital Resources

At June 30, 2023 and December 31, 2022, we had a cash balance of $2,924,019 and $4,107,897, respectively. The Company had working capital of $1,197,575 and $2,416,928 as of June 30, 2023 and December 31, 2022, respectively. The decrease in our working capital was primarily by uses of cash in operations for the six month ended June 30, 2023 offset by net proceeds from the Offering in February 2023 which resulted in net proceeds of approximately $3.2M. (See below and Note 8 to the Condensed Consolidated Financial Statements)

On February 3, 2023, we completed a securities purchase agreement (“Offering”) with institutional investors and received net proceeds from the Offering were approximately $3.2 million, net of $600,000 in fees relating to the placement agent and other offering expenses. The Offering was priced at the market under Nasdaq rules. In connection with the Offering, we issued 2,248,521 units at a purchase price of $1.69 per unit. Each unit consists of one share of common stock and one non-tradable warrant (Offering Warrant) exercisable for one share of common stock at a price of $1.56. The Offering Warrants have a term of five years from the issuance date. (See Notes 8 to the Condensed Consolidated Financial Statements)

On April 13, 2022, we completed its IPO which was declared effective by the SEC, and the Company’s common stock and warrants began trading on the Nasdaq Capital Market or Nasdaq on April 14, 2022 and which closed on April 19, 2022. The net proceeds from the IPO were approximately $14.2 million of which $5,778,750 was attributed to the warrant liability (See Notes 8 and 10 to the Condensed Consolidated Financial Statements).

Cash Flows

Net Cash Used in Operating Activities

The Company used cash of $4,131,000  and $3,093,105  in operating activities for the six months ended June 30, 2023 and 2022, respectively. The increase in cash used of $1,037, 895, was principally due to the Company incurring additional operating expenses during the six months ended June 30, 2023.

Net Cash Used in Investing Activities

For the six months ended June 30, 2023 and 2022, the Company used cash in investing activities of $342,525 and $2,813,355, respectively. In both periods cash was used to acquire or pay deposits for fixed assets equipment of $342,525 and $463,355, respectively. Further, in 2022 the Company used $2,350,000 related to escrow payments for the acquisition of Safegard.

Net Cash Provided by Financing Activities

For the six months ended June 30, 2023 and 2022, the Company provided cash from financing activities of $3,238,711 and $12,235,475, respectively. In the 2023 period, the cash provided from the Offering in February 2023. In the 2022 period, the cash provided was primarily from the IPO net proceeds of $14,202,975, prior to the effect of recording the liability attributed to the warrants from the IPO, less the Notes repayment of $2,000,000.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 14th day of August 2023.

SHARPS TECHNOLOGY, INC.

August 14, 2023	/s/ Robert M. Hayes
Robert M. Hayes
Chief Executive Officer and Director (Principal Executive Officer)

August 14, 2023	/s/ Andrew R. Crescenzo
Andrew R. Crescenzo
Chief Financial Officer
(Principal Financial Officer)