Form 10-Q
period 2023-09-30
Sharps Technology Inc.
filed 2023-11-14
CIK 1737995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 14, 2023, the issuer had 15,274,457 shares of common stock, par value $0.0001 per share, outstanding.

SHARPS TECHNOLOGY, INC.

i

SHARPS TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
Assets:
Current Assets
Cash	$5,554,417	$4,170,897
Prepaid expenses and other current assets	90,397	66,749
Inventories (Note 3)	1,287,149	185,804
Current Assets	6,931,963	4,423,450

Fixed Assets, net of accumulated depreciation (Notes 4 and 5)	6,912,891	7,004,890
Other Assets (Notes 5 and 6)	526,766	411,316
TOTAL ASSETS	$14,371,620	$11,839,656

Liabilities:
Current Liabilities
Accounts payable (Note 4)	$901,802	$543,226
Accrued and other current liabilities (Note 15)	505,839	311,458
Warrant liability (Notes 8 and 10)	2,176,410	1,151,838
Total Current Liabilities	3,584,051	2,006,522

Deferred Tax Liability	192,000	192,000
Total Liabilities	3,776,051	2,198,522

Commitments and Contingencies (Note 15)

Stockholders’ Equity:
Preferred stock, $.0001 par value; 1,000,000 shares authorized; 1 share issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000, shares authorized; 15,274,457 shares issued and outstanding (2022: 9,407,415)	1,528	941
Additional paid-in capital	32,365,838	24,733,306
Accumulated other comprehensive income	275,568	214,253
Accumulated deficit	(22,047,365)	(15,307,366)
Total Stockholders’ Equity	10,595,569	9,641,134
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,371,620	$11,839,656

The accompanying notes are an integral part of these financial statements.

SHARPS TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER

(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2023	2022	2023	2022
Revenue, net	$-	$-	-	-

Operating expenses:
Research and development (Note 5)	225,191	457,627	783,340	1,520,870
General and administrative	2,133,167	1,339,448	6,425,154	4,401,158
Total operating expenses	2,358,358	1,797,075	7,208,494	5,922,028
Loss from operations	(2,358,358)	(1,797,075)	(7,208,494)	(5,922,028)

Other income (expense)
Interest income (expense)	17,620	11,332	94,492	(1,334,612)
FMV adjustment on contingent stock & warrants	321,981	(635,283)	415,958	3,443,647
Foreign currency and other	(3,587)	22,903	(41,955)	22,903
Total Other Income (Expense)	336,014	(601,048)	468,495	2,131,938
Net (loss) / Gain	$(2,022,344)	(2,398,123)	(6,739,999)	(3,790,090)

Net loss per share, basic and diluted	$(0.17)	(0.26)	(0.59)	(0.49)
Weighted average shares used to compute net loss per share, basic and diluted	11,811,492	9,207,386	11,399,657	7,687,940

The accompanying notes are an integral part of these financial statements.

SHARPS TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30

(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2023	2022	2023	2022
Net loss	$(2,022,344)	$(2,398,123)	(6,739,999)	(3,790,090)

Other comprehensive income:

Foreign currency translation adjustments gain/(loss)	(283,544)	(190,863)	61,314	(190,863)

Comprehensive loss	$(2,305,888)	$(2,588,986)	(6,678,685)	(3,980,953)

The accompanying notes are an integral part of these financial statements.

SHARPS TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

(Unaudited)

	Preferred Stock			Common Stock		Common Stock Subscription	Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount		Shares	Amount	Receivable	Capital	Income	Deficit	Equity

Balance -December 31, 2022	1	$		9,407,415	$941	-	$24,733,306	$214,253	$(15,307,366)	$9,641,134

Net loss for the three months ended March 31, 2023	-		-	-	-	-	-	-	(2,111,830)	(2,111,830)
Shares issued in Offering				2,248,521	225		2,783,160	-		2,783,385
Share-based compensation charges	-		-	-	-	-	383,100	-	-	383,100
Foreign Currency Translation	-		-			-	-	270,983	-	270,983

Balance - March 31, 2023	1		$-	11,655,936	$1,166	-	$27,899,566	$485,236	$(17,419,196)	$10,966,772

Net loss for the three months ended June 30, 2023	-		-	-	-	-	-	-	(2,605,825)	(2,605,825)
Share-based compensation charges	-		-	-	-	-	254,446	-	-	254,446
Foreign Currency Translation	-		-			-	-	73,876	-	73,876

Balance - June 30, 2023	1		$-	11,655,936	$1,166	-	$28,154,012	$559,112	$(20,025,021)	$8,689,269

Net loss for the three months ended September 30, 2023	-		-	-	-	-	-	-	(2,022,344)	(2,022,344)
Share-based compensation charges	-		-	-		-	201,365	-	-	201,365
Shelf Registration Offering – see Note 8	-		-	3,618,521	362		2,457,642			2,458,004
Private Placement Offiering – see Note 8	-		-				1,552,819			1,552,819
Foreign Currency Translation	-		-					(283,544)		(283,544)
Balance - September 30, 2023	1		$-	15,274,457	$1,528	-	$32,365,838	$275,568	$(22,047,365)	$10,595,569

SHARPS TECHNOLOGY, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

(Unaudited)

	Preferred Stock		Common Stock			Common Stock Subscription	Accumulated Other Comprehensive	Additional Paid in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Income	Receivable	Income	Capital	Deficit	Equity
Balance -December 31, 2021	1	$-	5,187,062	$519		$(32,500)		$13,835,882	$(10,667,704)	3,136,197

Net loss for the three months ended March 31, 2022	-	-	-	-		-		-	(1,869,721)	(1,869721)
Share-based compensation charges	-	-	-	-		-		328,460	-	328,460
Collections of common stock subscriptions	-	-				32,500		-	-	32,500

Balance - March 31, 2022	1	$-	5,187,062	$519		$-		$14,164,342	$(12,537,425)	$1,627,436

Net income for the three months ended June 30, 2022	-	-	-	-		-		-	477,754	477,754

Shares issued in Initial Public Offering			3,750,000	375		-		8,974,282	-	8,974,657
Issuance of shares for contingent stock liability			235,294	24		-		495,976	-	496,000

Fractional share adjustment			59	-				-	-
Share-based compensation charges	-	-	-	-		-		365,606	-	365,606
Shares issued for services	-	-	35,000	4		-		60,547	-	60,551

Balance – June 30, 2022	1	$-	9,207,415	$922		$-		$24,060,753	$(12,059,671)	$12,002,004

Net income for the three months ended September 30, 2022	-	-	-	-		-		-	(2,398,123)	(2,398,123)
Share-based compensation charges								306,832		306,832
Foreign Currency Translastion							3,470			3,470
Balance – September 30, 2022	1		$9,207,415	$922			3,470	24,367,585		9,914,182

The accompanying notes are an integral part of these financial statements.

SHARPS TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30

(UNAUDITED)

	2023		2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(6,739,999)	$(3,790,090)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		656,100	283,189
Stock-based compensation and common stock issued for services		838,911	937,402
Accretion of debt discount		-	1,299,985
FMV adjustment for Contingent Stock		-	(181,000)
FMV adjustment for Warrants		(415,958)	(3,262,649)
Equity Issuance costs		205,112	550,433
Foreign exchange gain		33,729	(8,007)
Changes in operating assets:
Prepaid expenses and other current assets		(23,032)	(68,445)
Inventory		(1,039,152)	(9,961)
Other assets			(12,000)
Accounts payable and accrued liabilities		339,352	(129,877))
Net cash used in operating activities		(6,144,937)	(4,391,020)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets or deposits paid		(232,295)	(579,683)
Other assets – escrow, asset acquisition and other		(199,084)	(2,365,576)
Net cash used in investing activities		(431,379)	(2,945,259)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from Initial Public Offering and additional offerings		8,029,628	14,202,975
Repayment of Note Payable		-	(2,000,000)
Proceeds from subscriptions receivable		-	32,500
Net cash provided by financing activities		8,029,628	12,235,475

Effect of exchange rate changes on cash		(69,792)	11,477

NET INCREASE (DECREASE) IN CASH		1,383,520	4,910,673
CASH — BEGINNING OF YEAR		4,170,897	1,479,166
CASH — END OF PPERIOD		$5,554,417	$6,389,839

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest		$-	$47,111

Non-cash investing and financing activity:
FMV for Common Stock Issued for Contingent Shares			496,000
Common stock issued and vested stock options for fixed assets acquired		$-	$63,612
Common stock issued and vested stock options issued as consideration for acquisition	$		$60,435

The accompanying notes are an integral part of these financial statements.

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

Note 1. Description of Business

Nature of Business and Going Concern

Sharps Technology, Inc. (“Sharps” or the “Company”) is a pre-revenue medical device company that has designed and patented various safety syringes and is seeking commercialization by manufacturing and distribution of its products.

The accompanying condensed consolidated financial statements include the accounts of Sharps Technology, Inc. and its wholly owned subsidiaries, Safegard Medical, Kft. and Sharps Technology Acquisition Corp. collectively referred to as the “Company.” The condensed consolidated balance sheet as of September 30, 2023 and the condensed consolidated statements of operations, statements of comprehensive loss and statements of stockholders’ equity for the three and nine months ended September 30, 2023 and 2022 and the statements of cash flow for the nine months ended September 30, 2023 and 2022 (the “interim statements”) are unaudited. All intercompany transactions and balances have been eliminated. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and operating results for the interim periods have been made. Certain information and footnote disclosure, normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted. The interim statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2022 and notes thereto contained in the Company’s Form 10-K filed with the Securities and Exchange Commission. The condensed consolidated balance sheet at December 31, 2022 has been derived from the audited financial statements at that date. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not generated revenue or cash flow from operations since inception. As of September 30, 2023, the Company had a working capital of $3,347,912 which is not expected to be sufficient to fund the Company’s planned operations for the next 12 months. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to raise sufficient financing to acquire or commercialize its products into a profitable business. The Company intends to finance its commercialization activities and its working capital needs largely from the sale of equity securities and/or with additional funding from other traditional financing sources until such time that funds provided by operations are sufficient to fund working capital requirements. The unaudited condensed consolidated financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

FOR THE NINE MONTHS ENDED September 30, 2023 AND 2022

Note 2. Summary of Significant Accounting Policies (continued)

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. As of September 30, 2023, the most significant estimates relate to derivative liabilities and stock-based compensation.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are maintained with various financial institutions.

Inventories

The Company values inventory at the lower of cost (average cost) or net realizable value. Work-in-process and finished goods inventories consist of material, labor, and manufacturing overhead. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. A reserve is established for any excess or obsolete inventories or they may be written off. At September 30, 2023 and December 31, 2022, inventory is comprised of raw materials, including packaging, work in process (components) and finished goods.

Fair Value Measurements

ASC 820, Fair Value Measurements and Disclosures, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

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

Fixed Assets

Fixed assets are stated at cost. Expenditures for maintenance and repairs are charged to operations as incurred. The Company’s fixed assets consist of land, building, machinery and equipment, molds and website. Depreciation is calculated using the straight-line method commencing on the date the asset is operating in the way intended by management over the following useful lives: Building – 20 years, Machinery and Equipment – 3 -10 years and Website and Computer Systems – 3 years. The expected life for Molds is based on the lesser of the number of parts that will be produced based on the expected mold capability or 5 years.

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

There were no impairment losses recognized during the nine months ended September 30, 2023.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

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

At their issuance date and as of September 30, 2023, the warrants (see Notes 8 and 10) were accounted for as liabilities as these instruments did not meet all of the requirements for equity classification under ASC 815-40 based on the terms of the aforementioned warrants. The resulting warrant liabilities are re-measured at each balance sheet date until their exercise or expiration, and any change in fair value is recognized in the Company’s condensed consolidated statements of operations and comprehensive loss.

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

Comprehensive income (loss)

Comprehensive income (loss) consists of the Company’s consolidated net loss and foreign currency translation adjustments related to its subsidiary. Foreign currency translation adjustments included in comprehensive loss were not tax effected as the Company has a full valuation allowance at September 30, 2023 and December 31, 2022. Accumulated other comprehensive income (loss) is a separate component of stockholders’ equity and consists of the cumulative foreign currency translation adjustments.

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

Note 2. Summary of Significant Accounting Policies (continued)

Basic and Diluted Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the consolidated statements of operations. Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Basic EPS includes the 3,381,479 of pre-funded warrants (see Note 8). Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of September 30, 2023, there were 22,815,155 stock options and warrants that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

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

Note 3. Inventories

Inventories, net consisted of the following at:

	September 30, 2023	December 31, 2022
Raw materials	$226,124	$106,088
Work in process	113,467	49,144
Finished goods	947,558	30,572
Total	$1,287,149	$185,804

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

Note 4. Fixed Assets

Fixed asset, net, is summarized as follows as of:

	September 30, 2023	December 31, 2022

Land	$245,494	$242,240
Building	2,859,849	2,824,481
Machinery and Equipment	4,843,149	4,601,293
Computer Systems and Website & Other	290,661	16,600
Total Fixed Assets	8,239,153	7,684,614
Less: accumulated depreciation	(1,326,262)	(679,724)
Fixed asset, net	$6,912,891	$7,004,890

Depreciation expense of fixed assets for the nine months ended September 30, 2023 and 2022 was $646,538 net of foreign currency impacts and $280,053 respectively. Substantially, all the Company’s fixed assets are located at the Company’s Hungary location.

During the nine months ended September 30, 2022, the Company recorded $63,612 in fixed asset costs relating to the estimated fair market value for options granted in 2021 for the acquired machinery. As of September 30, 2023, the Company has $100,000 in remaining payments for machinery purchased, which is included in accounts payable.

Note 5. Asset Acquisition

Safegard Medical, Kft

In June 2020, the Company entered into a Share Purchase Agreement (“Agreement”) with Safegard Medical, Kft (“Safegard”) and amendments to the Agreement, collectively, the Agreements, to purchase either the stock or certain assets of a manufacturing facility for $2.5M in cash, plus additional consideration of 28,571 shares of common stock with an estimated fair market value of $7.00, 35,714 stock options with an exercise price of $7.00 and 50,000 stock options with an exercise price of $4.25. The purchase price includes the fair market value of the common stock of $200,000 and the vested options of $183,135. The Agreements provided the Company various periods for due diligence and post due diligence, requirements for escrow payments through the closing date (“Closing Date”).

Through the Closing Date, the Agreements provided the Company with the exclusive use of the facility in exchange for payment of the facility’s operating costs. The monthly fee (“Operating Costs”), which primarily covered the facility’s operating costs, was mainly comprised of the seller’s workforce costs, materials and other recurring monthly operating cost.

During the three and nine months ended September 30, 2022, the Company had remitted $0 and $575,000, respectively for the forementioned Operating Costs. The remittance of operating costs was discontinued after the Closing Date. These costs were included in research and development expense in the condensed consolidated statement of operations as the activities at the facility in 2022 were related to design and testing of the Company’s products.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

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

Nephron Asset Purchase Agreement

On September 22, 2023, the Company entered into a series of agreements with Nephron and Nephron’s wholly owned subsidiary, InjectEZ, LLC, including, an asset purchase agreement (the “Asset Purchase Agreement”) to purchase certain equipment and leasehold improvements at Nephron’s facility (the “Facility”) in West Columbia, South Carolina. The Asset Purchase Agreement provides for a cash purchase price of $40,378,594 and the issuance of a five (5) year subordinated promissory note (the “Nephron Note”) to Nephron in the principal amount of $10.0 million which bears interest at 8% per annum to be paid upon the closing (the “Closing”) of the transaction. The Nephron Note will be redeemable (25% per quarter) during the first year if Nephron’s syringe purchase orders result in revenue of at least $7,500,000 per quarter during the first year. The Company will also issue Nephron warrants to purchase 4% of the Company’s common stock on a fully diluted basis (the “Nephron Warrants”) exercisable for a five-year period at an exercise price of $1.56 per share. The closing of the Asset Purchase Agreement is contingent on the Company obtaining the necessary funding to consummate the acquisition and to fund the costs of production.

In conjunction with the execution of the above Asset Purchase Agreement, on September 19, 2023, the Company entered into a ten-year Purchase Agreement with Nephron whereby Nephron agreed to utilize the Sharps as its exclusive pre-filled COC syringe manufacturer and to purchase a minimum aggregate of $450.0 million of syringes over the term of the Purchase Agreement. The Purchase Agreement contains specific quantities of products required to be purchased from the Company during the term of the Purchase Agreement. The Purchase Agreement provides that Nephron will make an initial purchase order of $32.0 million upon the closing of the Asset Purchase Agreement. The effectiveness of the Purchase Agreement is subject to the closing of the Asset Purchase Agreement (the “Closing”) Closing.

Note 6. Other Assets

Other assets as of September 30, 2023 and December 31, 2022 are summarized as follows:

	2023	2022
Intangibles, net	52,818	62,480
Deposits or advance payments on machinery, molds, components, or technology (see Note 15)	473,578	336,466
Other	370	12,370
	$526,766	$411,316

Intangibles are related to the Asset Acquisition (see Note 5) and consist of an acquired workforce and permits. Amortization for the nine months ended September 30, 2023 and 2022 was $10,594 and $3,136, respectively.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

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

Common Stock

On September 29, 2023, the Company completed two simultaneous offerings and received aggregate gross proceeds of approximately $5.6 million, before expenses to the placement agent and other offering expenses of $716,000.

a.	The first offering, the securities purchase agreement offering (the “Shelf Offering”) with institutional investors and the Company resulted in the Company receiving net proceeds from the Shelf Offering and the sale of pre-funded of approximately $2.5 million, includes the value of the pre-funded warrants recorded in APIC, net of $362,000 in fees relating to the placement agent and other offering expenses. The Shelf Offering was priced at the market under Nasdaq rules. In connection with the Shelf Offering, the Company issued 3,618,521 shares of common at a purchase price of $0.64 per unit and 800,000 pre-funded warrants at $0.639 per pre-funded warrants. The exercise price of the pre-funded warrants will be $0.001 per share.

b.	The second offering, the securities purchase agreement offering (“Private Placement”) with institutional investors and the Company received net proceeds from the Private Placement of approximately $2.4 million, net of $354,000 in fees relating to the placement agent and other offering expense. In connection with the Private Placement, the Company issued: (i) 2,581,479 PIPE Shares (or PIPE Pre-Funded Warrants in lieu thereof) and (ii) PIPE Warrants (non-trading) to purchase 8,750,003 shares of our common stock, at a combined purchase price of $1.074 per unit (or $1.073 per pre-funded unit). The PIPE Warrants have a term of five and one-half (5.5) years from the issuance date and are exercisable for one share of common stock at an exercise price of $0.64. The net proceeds, after reflecting par value, has been recorded in Additional Paid in Capital of $1.6 million and with respect to the PIPE Warrants recorded as a liability under ASC 815 of $985,204. On October 16, 2023, the Company filed an S-1 (Resale) Registration Statement in connection with the Private Placement and on October 26, 2023 the S-1 went effective. (See Notes 8 and 10)

On February 3, 2023, the Company completed a securities purchase agreement (“Offering”) with institutional investors and received net proceeds from the Offering of approximately $3.2 million, net of $600,000 in fees relating to the placement agent and other offering expenses. The Offering was priced at the market under Nasdaq rules. In connection with the Offering, the Company issued 2,248,521 units at a purchase price of $1.69 per unit. Each unit consisted of one share of common stock and one non-tradable warrant (“Offering Warrants”) exercisable for one share of common stock at a price of $1.56, adjusted to $0.64 at September 29, 2023, based on anti-dilution terms in the warrants and a term of five years. The Offering Warrants have a term of five years from the issuance date. On February 13, 2023, the Company filed an S-1 (Resale) Registration Statement in connection with the Offering and on April 14, 2023, an Amendment to the S-1 was filed and went effective. The net proceeds, after reflecting par value, has been recorded in Additional Paid in Capital of $2.8 million and with respect to the Warrants as a liability under ASC 815 of $455,326. (See Note 10)

On April 13, 2022, the Company’s initial public offering (“IPO”) was declared effective by the SEC pursuant to which the Company issued and sold an aggregate of 3,750,000 units (“Units”), each consisting of one share of common stock and two warrants, to purchase one share of common stock for each whole warrant, with an initial exercise price of $4.25 per share, adjusted to $1.56 at February 3, 2023 and to $0.64 at September 29, 2023, based on anti-dilution terms in the warrants, and a term of five years. In addition, the Company granted Aegis Capital Corp., as underwriter a 45-day over-allotment option to purchase up to 15% of the number of shares included in the units sold in the offering, and/or additional warrants equal to 15% of the number of Warrants included in the units sold in the offering, in each case solely to cover over-allotments, which the Aegis Capital Corp. partially exercised with respect to 1,125,000 warrants on April 19, 2022.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

Note 8. Stockholders’ Equity (continued)

During the period April 1, 2022 through December 31, 2022, the Company issued 235,000 shares of common stock at the trading stock price in connection with services provided to the Company and recorded a charge of $290,551, In addition, the Company issued 235,295 shares of common stock relating to the Note Purchase agreement. (See Note 7)

Warrants

a)	In connection with an advisory services arrangement entered into in April 2023, the Company issued 225,000 and 360,000 warrants during the three months and nine months ended September 30, 2023 at an exercise price of $1.56. The warrants have a three-year term and were fully vested on issuance. The FMV of the warrants was $22,470 and $42,306 for the three and nine months ended September 30, 2023 computed using the Black Sholes valuation model with the following assumptions: a) volatility of 37.45% to 44.83%, three-year term, risk free interest rate of 3.58% to 4.43% and 0% dividend rate.

b)	In connection with the Private Placement in September 2023, the Company issued 8,750,003 non-trading PIPE Warrants as a component of the Unit as noted in Common Stock above. The PIPE Warrants were recorded at the FMV, computed using the Black Sholes valuation method with the following assumptions: volatility of 45.30%, five and one-half (5.5) year term, risk free interest rate 4.48% and 0% dividend rate. The PIPE Warrant’s liability requires remeasurement at each reporting period. The PIPE Warrants are classified as a liability based on ASC 815. At the issuance date and September 30, 2023 the liability was $985,204. (See Note 10).

c)	In connection with the Offering in February 2023, the Company issued 2,248,521 non-trading warrants Offering Warrants as a component of the Unit as noted in Common Stock above. The Offering Warrant’s liability requires remeasurement at each reporting period. The Offering Warrants were recorded at the FMV, computed using the Black Sholes valuation method with the following assumptions: volatility of 41.24%, 5 term, risk free interest rate 3.71% and 0% dividend rate. At September 30, 2023, the FMV of the Offering Warrants, computed using the Black Sholes valuation method with the following assumptions volatility of 45.31%, 4.36 year term, risk free interest rate 4.54% and 0% dividend rate The Offering Warrants are classified as a liability based on ASC 815. At the issuance date the liability was $455,326 and at September 30, 2023 the liability was $216,573. During the three and nine months ended September 30, 2023, the Company recorded a FMV gain adjustment of $56,172 and $238,752. (See Note 10).

d)	In connection with the IPO in April 2022, the Company issued 7,500,000 warrants (Trading Warrants) as a component of the Units and 1,125,000 warrants to the underwriter (Overallotment Warrants), as noted in Common Stock above. The Trading and Overallotment Warrants were recorded at the FMV, being the trading price of the warrants, on the IPO effective date and the Warrants are classified as a Liability based on ASC 815. The Warrant liability requires remeasurement at each reporting period. At the IPO, the liability was $5,778,750 and at December 31, 2022 the liability was $1,121,250. During the three and nine months ended September 30, 2023, the Company recorded an FMV gain adjustment of $258,750 and $172,500, respectively. During the three and nine months ended September 30, 2022, the Company recorded a FMV gain (loss) adjustment of $(618,413) and $2,760,000, respectively. (See Note 10).

e)	The Company has issued 235,295 Warrants (“Note Warrants”) to the Purchasers of the Notes on April 19, 2022. The Note Warrants have an exercise price of $4.25 and a term of five years. At the issuance date, the liability was $157,647 and through the year ended December 31, 2022, the Company recorded a FMV gain of $127,059. During the three and nine months ended September 30, 2023, the Company recorded a FMV gain/(loss) adjustment of $7,059 and $4,706, respectively and the warrant liability was $25,882 at September 30, 2023. During the three and nine months ended September 30, 2022, the Company recorded a FMV gain (loss) adjustment of $ (16,870) and $75,295, respectively. (See Notes 8 and 10).

f)	The underwriter received 187,500 warrants in connection with the IPO for a nominal cost of $11,250. The Warrants have an exercise price of $5.32 and are exercisable after October 9, 2022. The FMV at the date of issuance was $228,750 computed using the Black Sholes valuation model with the following assumptions: a) volatility of 93.47%, five-year term, risk free interest rate 2.77% and 0% dividend rate. The estimated FMV was classified as additional issuance costs.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

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

The Warrant liability at September 30, 2023 (See Note 8 – Warrants) was as follows:

Trading and Overallotment Warrants	$948,750
Note Warrants	25,882
Offering Warrants: February 2023	216,573
Offering Warrants: September 2023	985,204
Total Warrant liability	$2,176,410

The Warrants outstanding at September 30, 2023 are as follows:

Trading and Overallotment Warrants	8,812,500
Note warrants	235,295
Offering Warrants – February 2023	2,248,521
Offering Warrants – September 2023	8,750,003
Warrants issued for services arrangement	360,000
Total Warrants Outstanding	20,406,319

The following table presents the changes in the Warrant liability of the Level 1 warrants issued on April 14, 2022, the effective date of the IPO measured at fair value from December 31, 2022 and the changes in the Offering Warrants liability of the Level 2 warrants issued on February 6, 2023 and September 29, 2023 through September 30, 2023.

Total

FMV of Note Warrants	$30,588
FMV of Trading and Overallotment Warrants	1,121,250
FMV of Offering Warrants: February 2023, at issuance	455,326
FMV of Offering Warrants: September 2023, at issuance	985,204
Change in fair value of warrant liability for the nine months ended September 30,2023	(415,958)

Fair Value at September 30, 2023	$2,176,410

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

Note 11. Stock Options

A summary of options granted and outstanding is presented below.

	September 30, 2023
	Options	Weighted Average Exercise Price
Outstanding at Beginning of year	1,358,122	$4.37
Granted	1,065,000	1.35
Forfeited	(14,286)	1.75
Outstanding at end of period	2,408,836	$3.03

Exercisable at end of period	1,775,243	$3.57

The following is the summary of option grants in 2023.

1)

During the three months ended March 31, 2023 , the Company granted five-year options (the “Options”) to purchase a total of 975,000 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) to its directors, executive officers, employees and consultants pursuant to the Company’s. 2022 and 2023 Equity Incentive Plans. The Options are exercisable at $1.37 per share which was the closing price on January 25, 2023. Of the Options granted, Options to purchase an aggregate of 495,000 shares of Common Stock were issued to executive officers Options to purchase an aggregate of 455,000 shares of Common Stock were issued to directors and Options to purchase an aggregate of 25,000 shares of Common Stock to employees and a consultant. In connection with an employment agreement Company granted five-year options to purchase 50,000 shares of common stock in February 2023 under the 2022 Equity Incentive Plan. (See Note 15).

2)	During the three months ended September 30, 2023, the Company granted 40,000 to an employee and a consultant under the 2023 Equity Incentive Plan.

On January 25, 2023, the Company’s Board of Directors adopted the 2023 Equity Incentive Plan (the “2023 Plan”). The 2023 Plan provides for the issuance of up to 1,400,000 options and/or shares of restricted stock to be available for issuance to officers, directors, employees and consultants. The 2023 Plan is subject to shareholder approval at the annual meeting.

As of September 30, 2023, there was $576,655 in unrecognized stock-based compensation related to unvested stock options, which is expected to be recognized over a weighted average period of forty-three months.

Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life	Shares Exercisable
$.43 to .48	40,000	4.83	9,731
$1.21	307,500	3.67	237,052
$1.30	50,000	4.46	31,250
$1.37	975,000	4.42	490,000
$1.39	10,000	4.00	10,000
$1.75	54,286	2.50	54,286
$2.80	141,429	3.00	141,429
$4.25	50,000	3.75	50,000
$4.38	244,286	1.50	244,286
$7.00	536,335	2.25	507,209

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

Note 11. Stock Options (continued)

For the three and nine months ended September 30, 2023, the Company recognized stock-based compensation expense of $178,895 and $796,606, respectively, recorded in general and administrative.

For the three months ended September 30, 2022, the Company recognized stock-based compensation expense of $287,298, of which $264,269 and $23,029 was recorded in general and administrative and research and development expenses, respectively. For the nine months ended September 30, 2022, the Company recognized stock-based compensation expense of $876,851, of which $803,640 and $73,211 was recorded in general and administrative and research and development expenses, respectively.

Further, for the three and nine months ended September 30, 2022, the Company recorded stock-based charges of $19,534 and $60,435, respectively, relating to an Acquisition. Further, for the three months ended March 31, 2022, the Company recorded stock-based charges relating to consideration for purchase of machinery of $63,512 (see Note 4).

The fair value of stock option awards accounted for under ASC 718 was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions for the options granted during the nine months ended September 30, 2023:

Expected term (years)	2.88 to 3.25
Expected volatility	75.40% to 89.93%
Risk-free interest rate	3.71% to 4.27%
Dividend rate	0%

Note 12. Income Taxes

At the end of each interim reporting period, the Company estimates its effective tax rate expected to be applied for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods. Accordingly, the Company’s effective tax rate for the three and nine months ended, September 30, 2023 was 0%, compared to the effective tax rate of 0% for the three and nine months ended September 30, 2022. The Company’s effective tax rates for both periods were affected primarily by a full valuation allowance on domestic net deferred tax assets.

Note 13. Related Party Transactions and Balances

As of September 30, 2023 and December 31, 2022, accounts payable and accrued liabilities include $68,500 and $105,667, respectively, payable to officers and directors of the Company. The amounts are unsecured, non-interest bearing and are due on demand (See Note 15).

Note 14. Fair Value Measurements

The Company’s financial instruments include cash, accounts payable, notes payable, contingent stock and warrant liability and warrant liability. Cash and warrant liability are measured at fair value. Accounts payable and notes payable are measured at amortized cost and approximates fair value due to their short duration and market rate for similar instruments, respectively.

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

Note 14. Fair Value Measurements (continued)

As of September 30, 2023, the following financial assets and liabilities were measured at fair value on a recurring basis presented on the Company’s consolidated balance sheet:

	Level 1	Level 2	Level 3	Total

Assets
Cash	$5,554,417	-	-	$5,554,417
	-	-	-
Total assets measured at fair value	$5,554,417	-		$5,554,417

Liabilities
Warrant liability	$974,633	1,201,777	-	$2,176,410

Total liabilities measured at fair value	$974,633	1,201,777	-	$2,176,410

Note 15. Commitments and Contingencies

Fixed Assets and Other

At September 30, 2023, the Company has outstanding orders to purchase equipment, mold and component parts for research and development of $459,463 of which advance payments of $216,714 have been made and recorded in Other Assets (See Note 6).

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

Note 15. Commitments and Contingencies (continued)

Employment Agreements and Other

On August 1, 2022, the Company cancelled the consulting agreement with Alan Blackman, Co- Chairman and Chief Operating Officer and entered into an Employment Agreement which provides for annual salary of $256,000, which provides for increases, and provisions compensation adjustments, expense and tax differential reimbursements, benefits and bonuses. As of September 1, 2022, the annual salary is $320,000. At June 30, 2022, the Company approved and accrued a $250,000 bonus to Mr. Blackman for services provided in 2022, of which $65,000 was paid subsequent to December 31, 2022. The Company terminated Mr. Blackman’s Employment Agreement effective May 1, 2023. Mr. Blackman continued to serve as the Co-Chairman and a member of the Board of Directors. The parties were having preliminary settlement discussions. Subsequent to June 30, 2023, the Company and Mr. Blackman entered into a separation agreement whereby, Mr. Blackman will be paid severance payments of approximately $346,000, which was recorded as an expense and an accrued expense as of June 30, 2023, over thirteen months, continue his medical benefits for such period with a cost of approximately $29,000 which has been accrued at June 30, 2023. At September 30, 2023, the outstanding balance due Mr. Blackman is $298,000. Further, all unvested options were fully vested. In connection with the separation agreement, Mr. Blackman no longer serves as Co-Chairman or Board member and has agreed to vote his Series A Preferred Stock in favor of the election, reelection, and/or designation of each individual nominated to serve as a director on the Board of Director as shall be identified in an applicable proxy statement filed by the Company for such election of directors. Once the payments due Mr. Blackman are fully paid, the Series A Preferred Stock shall be deemed immediately cancelled and forfeited and without further consideration. The Series A Preferred shall at such time be returned to the status of an authorized but unissued share of preferred stock of the Company.

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

On November 10, 2023, the Company executed an Employment Agreement with Robert Hayes, its Chief Executive Officer amending the employment letter dated September 6, 2021. The agreement term automatically renews for successive one-year terms as of the commencement date unless prior written notice by either party within ninety days prior to end of the current term. The agreement provides for termination of employment and severance benefits under stated conditions and restrictive covenants. The agreement provides for annual compensation retroactive to June 1, 2023 of $600,000 from $400,000 and a stated increase with the successful acquisition of InjectEZ and other terms of the acquisition agreement (See Note 5). The agreement provides for bonus compensation for: (i) closing the Nephron acquisition agreement, (ii) long-term incentives for achieving revenue targets and market caps for the Company’s stock and (iii) other Company achievements. In addition, the agreement provides for benefits and paid time off. The Company has accrued at September 30, 2023 for the compensation due retroactively of $67,000.

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

Overview

Since our inception in 2017, we have devoted substantially all of our resources to the research and development of our safety syringe products. To date, we have generated no revenue. We have incurred net losses in each year since our inception and, as of September 30, 2023, we had an accumulated deficit of $22,047,365. Our net loss was $6,739,999 for the nine months ended September 30, 2023. Substantially all of our net losses resulted from costs incurred in connection with our research and development efforts, payroll and consulting fees, stock compensation and general and administrative costs associated with our operations, including costs incurred for being a public company since April 14, 2022. See below, Liquidity and Capital Resources and Notes to Unaudited Condensed Consolidated Financial Statements.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not generated revenue or cash flow from operations since inception. As at September 30, 2023, the Company had working capital of $3,347,912 which is not expected to be sufficient to fund the Company’s planned operations for the next 12 months. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to raise sufficient financing to acquire or commercialize its products into a profitable business. The Company intends to finance its commercialization activities and its working capital needs largely from the sale of equity securities and/or with additional funding from other traditional financing sources until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

We classify our operating expenses as research and development and general and administrative expenses. We maintain a corporate office located in Melville, New York, but employees and consultants in the US work remotely and will continue to do so indefinitely. In June 2020, we entered into an agreement to acquire Safegard Medical (Safegard), a former syringe manufacturing facility in Hungary. Through the closing on July 6, 2022, we were contractually provided the exclusive use of the facility for research and development and testing in exchange for payment of the seller’s operating costs, including among others, use of Safegard’s work force, utility costs and other services.

In order to compete in the market, we must maintain inventory. Commencing in the 4th Quarter of 2022 we have started building inventory. We require commercial quantities of inventory to secure orders. Delivery is expected shortly after receiving orders.

Research and Development

Research and development expense consists of expenses incurred while performing research and development activities for our various syringe products. We recognize research and development expenses as they are incurred. Our research and development expense primarily consist of:

●	Manufacturing and testing costs and related supplies and materials;

●	Consulting fees paid to Technology consultant

●	Operating costs that were paid to Safegard, through the acquisition date for use of Safegard’s workforce, utilities and other services, relating to the facility being utilized; and

●	Third-party costs, including engineering, incurred for development and design.

Substantially all of our research and development expenses to date have been incurred in connection with our syringe products. We expect to continue to incur research and development expense for the foreseeable future as we continue to enhance our product to meet the market requirements for our Sharps syringe product line for its various intended uses throughout the world.

On September 29, 2022, Sharps Technology entered into an agreement (the “Nephron Agreement”) with InjectEZ, LLC (“InjectEZ”), Nephron Pharmaceuticals Corporation (“NPC”), Nephron SC, Inc. (“NSC”), and Nephron Sterile Compounding Center LLC (“Sterile”) (NPC, NSC, and Sterile are sometimes collectively referred to as “Nephron”), pursuant to which Sharps was to provide technical advice and assistance to support manufacturing by InjectEZ, purchase certain quantities of syringes as they may order or require, and collaborate with Nephron on certain related business endeavors. The Nephron Agreement is for a period of four (4) years, expiring on September 28, 2026 and continues thereafter for successive one (1) year periods. The Agreement includes provisions for collaborations in the areas of Manufacturing and Supply, a Pharma Services Program, and Distribution. NPC is a West Columbia, S.C.-based company that develops and produces safe, affordable generic inhalation solutions and suspension products. NPC also operates an industry-leading 503B Outsourcing Facility division, which produces pre-filled sterile syringes, luer-lock vials, IV bottles and IV bags for hospitals across America, in an effort to alleviate drug shortage needs. NPC launched a CLIA-certified diagnostics lab in 2020 where it tests people for COVID-19 and administers vaccinations.

The Nephron Agreement also allows for further expansion of manufacturing capabilities by Sharps Technology working with Nephron to support future industry and customer demand of pre-fillable systems as detailed in the Agreement. See “Recent Developments” below.

Additionally, Sharps entered into a Pharma Services Program (PSP) with Nephron that will create new business development growth opportunities for both companies. These opportunities will include the development and sale of next generation drug delivery systems that will be produced by Sharps and can be purchased by the healthcare industry, pharmaceutical markets, as well as by Nephron.

On December 8, 2022, Sharps entered into a distribution agreement (the “Distribution Agreement”) with Nephron Pharmaceuticals pursuant to which the Sharps Technology appointed Nephron as its exclusive distributor for the sale and distribution of the products subject to the Distribution Agreement in and throughout the United States. Pursuant to the Distribution Agreement, the price of shipping products will be based on the cost of delivery to Nephron’s warehouse and the Company will pay for the cost of delivery to Nephron. The Distribution Agreement has a term of two years and will continue in effect unless either party notifies the other party of its desire to terminate. At any time and for any reason, either party can terminate the Distribution Agreement after thirty (30) days’ notice and in the event of a breach of any of the Distribution Agreement’s terms and provisions, either party can terminate the Distribution Agreement by providing 90 days written notice. The Company has the right to terminate the Distribution Agreement with 60 days written notice if certain conditions are met as set forth in the Distribution Agreement.

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

The Company recently entered into an Asset Purchase Agreement to purchase the Inject EZ facility and a Purchase Agreement to supply Nephron with all of its required copolymer prefilled syringes which will significantly broaden our relationship with Nephron described above. See “Recent Developments”

We continue to be in discussions with healthcare companies and distributors for sales of our disposable syringe products. We intend to market these products to the US and foreign governments. In certain situations, we will also look to sell our disposable syringe products to hospitals and clinician offices as opportunities present themselves.

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

On September 29, 2022, Sharps Technology entered into an agreement (the “Nephron Agreement”) with InjectEZ, LLC (“InjectEZ”), Nephron Pharmaceuticals Corporation (“NPC”), Nephron SC, Inc. (“NSC”), and Nephron Sterile Compounding Center LLC (“Sterile”) (NPC, NSC, and Sterile are sometimes collectively referred to as “Nephron”), pursuant to which Sharps was to provide technical advice and assistance to support manufacturing by InjectEZ, purchase certain quantities of syringes as they may order or require, and collaborate with Nephron on certain related business endeavors. The Nephron Agreement is for a period of four (4) years, expiring on September 28, 2026 and continues thereafter for successive one (1) year periods. The Agreement includes provisions for collaborations in the areas of Manufacturing and Supply, a Pharma Services Program, and Distribution. NPC is a West Columbia, S.C.-based company that develops and produces safe, affordable generic inhalation solutions and suspension products. NPC also operates an industry-leading 503B Outsourcing Facility division, which produces pre-filled sterile syringes, luer-lock vials, IV bottles and IV bags for hospitals across America, in an effort to alleviate drug shortage needs. NPC launched a CLIA-certified diagnostics lab in 2020 where it tests people for COVID-19 and administers vaccinations.

The Agreement also allows for further expansion of manufacturing capabilities by Sharps Technology working with Nephron to support future industry and customer demand of pre-fillable systems as detailed in the Agreement. See “Recent Developments” below.

Additionally, Sharps entered into a Pharma Services Program (PSP) with Nephron that will create new business development growth opportunities for both companies. These opportunities will include the development and sale of next generation drug delivery systems that will be produced by Sharps and can be purchased by the healthcare industry, pharmaceutical markets, as well as by Nephron.

On December 8, 2022, Sharps entered into a distribution agreement (the “Distribution Agreement”) with Nephron Pharmaceuticals pursuant to which the Sharps Technology appointed Nephron as its exclusive distributor for the sale and distribution of the products subject to the Distribution Agreement in and throughout the United States. Pursuant to the Distribution Agreement, the price of shipping products will be based on the cost of delivery to Nephron’s warehouse and the Company will pay for the cost of delivery to Nephron. The Distribution Agreement has a term of two years and will continue in effect unless either party notifies the other party of its desire to terminate. At any time and for any reason, either party can terminate the Distribution Agreement after thirty (30) days’ notice and in the event of a breach of any of the Distribution Agreement’s terms and provisions, either party can terminate the Distribution Agreement by providing 90 days written notice. The Company has the right to terminate the Distribution Agreement with 60 days written notice if certain conditions are met as set forth in the Distribution Agreement.

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

On September 22, 2023, the Company entered into an Asset Purchase Agreement to purchase the Inject EZ facility and a Purchase Agreement to supply Nephron with all of its required copolymer prefilled syringes which will significantly broaden our relationship with Nephron described above. See “Recent Developments”

We continue to be in discussions with healthcare companies and distributors for sales of our disposable syringe products. We intend to market these products to the US and foreign governments. In certain situations, we will also look to sell our disposable syringe products to hospitals and clinician offices as opportunities present themselves.

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

Recent Developments

Nephron Asset Purchase Agreement

On September 22, 2023, Sharps entered into a series of agreements with Nephron and Nephron’s wholly owned subsidiary InjectEZ, LLC. Sharps entered into an asset purchase agreement (the “Asset Purchase Agreement”) to purchase certain equipment and leasehold improvements at Nephron’s facility (the “Facility”) in West Columbia, South Carolina. The Asset Purchase Agreement provides for a cash purchase price of $40,378,594 and the issuance of a five (5) year subordinated promissory note (the “Nephron Note”) to Nephron in the principal amount of $10.0 million which bears interest at 8% per annum to be paid upon the closing (the “Closing”) of the transaction. The Nephron Note will be redeemable (25% per quarter) during the first year if Nephron’s syringe purchase orders result in revenue of at least $7,500,000 per quarter during the first year. The Company will also issue Nephron warrants to purchase 4% of the Company’s common stock on a fully diluted basis (the “Nephron Warrants”) exercisable for a five-year period at an exercise price of $1.56 per share. The closing of the Asset Purchase Agreement is contingent on the Company obtaining the necessary funding to consummate the acquisition and to fund the costs of production.

In conjunction with the execution of the Asset Purchase Agreement, on September 19, 2023, the Company entered into a ten-year Purchase Agreement with Nephron whereby Nephron agreed to utilize the Sharps as its exclusive pre-filled COC syringe manufacturer and to purchase a minimum aggregate of $450.0 million of syringes over the term of the Purchase Agreement. The Purchase Agreement contains specific quantities of products required to be purchased from the Company during the term of the Purchase Agreement. The Purchase Agreement provides that Nephron will make an initial purchase order of $32.0 million upon the closing of the Asset Purchase Agreement. The effectiveness of the Purchase Agreement is subject to the closing of the Asset Purchase Agreement (the “Closing”) Closing.

Equity Offerings

On September 29, 2023, the Company completed two simultaneous offerings and received aggregate gross proceeds of approximately $5.6 million, before expenses to the placement agent and other offering expenses of $716,000.

a.	The first offering, the securities purchase agreement offering (the “Shelf Offering”) with institutional investors and the Company resulted in the Company receiving net proceeds from the Shelf Offering and the sale of Pre-Funded of approximately $2.5 million, includes the value of the pre-funded warrants recorded in APIC, net of $362,000 in fees relating to the placement agent and other offering expenses. The Shelf Offering was priced at the market under Nasdaq rules. In connection with the Shelf Offering, the Company issued 3,618,521 shares of common at a purchase price of $0.64 per unit and 800,000 pre-funded warrants at $0.639 per pre-funded warrants. The exercise price of the pre-funded warrants will be $0.001 per share.

b.

The second offering, the securities purchase agreement offering (“Private Placement”) with institutional investors and the Company received net proceeds from the Private Placement of approximately $2.4 million, net of $354,000 in fees relating to the placement agent and other offering expense. In connection with the Private Placement, the Company issued: (i) 2,581,479 PIPE Shares (or PIPE Pre-Funded Warrants in lieu thereof) and (ii) PIPE Warrants (non-trading) to purchase 8,750,003 shares of our common stock, at a combined purchase price of $1.074 per unit (or $1.073 per pre-funded unit). The PIPE Warrants have a term of five and one-half (5.5) years from the issuance date and are exercisable for one share of common stock at an exercise price of $0.64. The net proceeds, after reflecting par value, has been recorded in Additional Paid in Capital of $1.6 million and with respect to the PIPE Warrants recorded as a liability under ASC 815 of $985,204. On October 16, 2023, the Company filed an S-1 (Resale) Registration Statement in connection with the Private Placement and on October 26, 2023 the S-1 went effective.

See Notes 8 and 10 to the Unaudited Condensed Consolidated Financial Statements

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

The accompanying consolidated financial statements include the accounts of Sharps Technology, Inc. and its wholly owned subsidiary, Safegard Medical, Kft. and Sharps Technology Acquisition Corp, collectively referred to as the “Company.” All intercompany transactions and balances have been eliminated.

The Company’s fiscal year ends on December 31.

On April 13, 2022, the Company’s Initial Public Offering was deemed effective with trading commencing on April 14, 2022. The Company received net proceeds of $14.2 million on April 19, 2022. (See Capital Structure and Note 8 to the Unaudited Condensed Consolidated Financial Statements)

In March 2020, the World Health Organization declared coronavirus COVID-19 a global pandemic. This contagious disease outbreak has adversely affected workforces, economies, and financial markets globally leading to an economic downturn in certain industries and countries. It is not possible for the Company to predict the duration or magnitude of the adverse results of the outbreak and its effects on the Company’s business or ability to raise funds. Management continues to monitor the situation but has not experienced a significant disruption to its product development efforts.

Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) and are expressed in U.S. dollars.

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

Inventories

The Company values inventory at the lower of cost (average cost) or net realizable value. Work-in-process and finished goods inventories consist of material, labor, and manufacturing overhead. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. A reserve is established for any excess or obsolete inventories or they may be written off. At September 30, 2023 and December 31, 2022, inventory is comprised of raw materials, including packaging, work in process (components) and finished goods.

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

Fixed Assets

Fixed assets are stated at cost. Expenditures for maintenance and repairs are charged to operations as incurred. The Company’s fixed assets consist of land, building, machinery and equipment, molds, software and website. Depreciation is calculated using the straight-line method commencing on the date the asset is operating in the way intended by management over the following useful lives: Building – 20 years, Machinery and Equipment – 3 -10 years and Software & Website – 3 years. The expected life for Molds is based lesser of the number of parts that will be produced based on the expected mold capability or 5 years.

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

At their issuance date and as of September 30, 2023, certain warrants were accounted for as liabilities as these instruments did not meet all of the requirements for equity classification under ASC 815-40 based on the terms of the aforementioned warrants. The resulting warrant liabilities are re-measured at each balance sheet date until their exercise or expiration, and any change in fair value is recognized in the Company’s consolidated condensed statement of operations and comprehensive loss (See Notes 7, 8 and 10 to the Unaudited Condensed Consolidated Condensed Financial Statements).

Basic and Diluted Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the consolidated statements of operations . Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Basic EPS includes the 3,381,479 of pre-funded warrants (see note 8). Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of September 30, 2023, there were 22,815,155 stock options and warrants that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented.

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

Off-Balance Sheet Arrangements

During the periods presented, we did not have any off-balance sheet arrangements as defined under Regulation S-K Item 303(a)(4).

Results of Operations – three months ended September 30, 2023 and 2022.

	2023	2022	Change	Change %
Research and development	$225,191	457,627	(232,436)	-42%
General and administrative	2,133,167	1,339,448	793,719	36%
Interest expense (income)	(17,620)	(11,332)	(6,288)	-1%
FMV (gain) loss adjustment for derivatives	(321,981)	635,283	(957,264)	22%
Foreign currency & Other	3,587	(22,903)	26,490	115%

Net loss (income)	$2,022,344	$2,398,123	$(375,779)	79%

Revenue

The Company has not generated any revenue to date.

Research and Development

For the three months ended September 30, 2023, Research and Development (“R&D”) expenses decreased to $225,191 compared to $457,627 for the three months ended September 30, 2022. The decrease of $232,436 was primarily due to a shift to both manufacturing and R&D activities as compared to R&D only in the 2022 period which amounted to $214,000. In addition, other R&D expenses decreases related to: (i) to engineering and consulting ($19,000), and (ii) stock compensation (22,000). These decreases were offset by depreciation increases related to equipment by $23,000.

General and Administrative

For the three months ended September 30, 2023, General and Administrative (“G&A”) expenses were $2,133,167 as compared to $1,339,448 for the three months ended September 30, 2022. The increase of $793,719 was primarily attributable to: i) increases in payroll and consulting fees of $426,000 from $469,000 in 2022 to $895,000 in 2023, due to compensation increases and head count increases, ii) decrease in stock compensation expense, due to the timing of option awards and vesting, of approximately $63,000 from $264,000 in 2022 to $201,000 in 2023. iii) an increase in public company costs of $245,000 from $40,000 to $285,000 as 2023 costs primarily related to the current period offering costs. Further, we had increases in depreciation ($73,000), professional fees ($14,000), computer ($71,000) and other expenses ($135,000), Board costs ($17,000), patent and registration fees ($11,000), partially offset by decreases in marketing ($60,000), rent ($35,000), travel ($31,000), and insurance ($11,000)

Interest expense (income)

Interest income, was $17,620 for the three months ended September 30, 2023, compared to interest income of $11,332 for the three months ended September 30, 2022. Interest income was earned from cash balances held in interest bearing accounts that benefited from rate increases in 2023.

FMV Adjustment for Derivatives

The Warrants require the Fair Market Value (“FMV”) to be remeasured at each reporting date while outstanding with recognition of the changes in fair value to other income or expense in the consolidated statement of operations. For the three months ended September 30, 2023, the Company recorded a $321,981 FMV gain to reflect adjustments required for outstanding Warrants liabilities. The Company had FMV loss adjustment of $635,283 at September 30, 2022. (See Notes 7, 8 and 10 to the Unaudited Condensed Consolidated Financial Statements)

Results of Operations – nine months ended September 30, 2023 and 2022

	September 30, 2023	September 30, 2022	Change	Change %

Research and development	$783,340	1,520,870	(737,530)	-48%
General and administrative	6,425,154	4,401,158	2,023,996	46%
Interest expense /(income)	(94,492)	1,334,612	(1,429,104)	-107%
Foreign exchange loss & Other	41,955	(22,903)	64,858	283%
FMV (income) expense adjustment for Contingent Stock & Warrants	(415,958)	(3,443,647)	3,027,689	88%
Net loss	$6,739,999	3,790,090	2,949,909	78%

Revenue

The Company has not generated any revenue to date.

Research and Development

For the nine months ended September 30, 2023, Research and Development (“R&D”) expenses decreased to $783,340 compared to $1,520,870 for the nine months ended September 30, 2022. The decrease of $737,530 was primarily due to lower R&D costs of approximately $575,000 for Safegard operations. In the 2022 period, prior to the acquisition date in July 2022, the facility, had been used for development, production of current prototype samples and related testing. In late 2022, the Company commenced manufacturing of products for commercialization. We had further decreases in consulting, engineering and stock compensation expense ($135,000), lower material costs of ($54,000) and other expenses ($128,000)0. Partially offsetting the decreases was an increase in depreciation related to R&D equipment of $155,000.

General and Administrative

For the nine months ended September 30, 2023, General and Administrative (“G&A”) expenses were $6,425,154 as compared to $4,401,158 for the nine months ended September 30, 2022. The increase of $2,023,996 was primarily attributable to increases in: i) payroll and consulting fees of $908,000 from $1,298,000 in 2022 to $2,206,000 in 2023, primarily due to increases in compensation and consulting fees incurred, and additional headcount increases. ii) increases in stock compensation expense due to new option awards and timing of award vesting, of approximately $35,000 from $803,000 in 2022 to $838,000 in 2023. Further, we had increases due, relating to a contract settlement during the second quarter of 2023 for $375,000, marketing ($41,000), professional fees ($88,000), insurance ($146,000), rent ($25,000), computer ($93,000), other operating costs ($375,000) primarily associated with Hungary Facility and depreciation ($229,000). These were partially offset by decreases from patent and registration fees ($33,000), board fees ($8,000), travel ($86,000) and public company related expenses ($164,000). In 2022, public company costs were primarily related to the IPO and in 2023 offering costs were lower due to lower equity raised.

Interest expense (income)

Interest income was $94,492 for the nine months ended September 30, 2023, as compared to interest expense, net of interest income, of $1,344,612 for the nine months ended September 30, 2022. Interest expense decreased by $1,494,104 due to the financing, which originated in December 2021 and was repaid at the IPO closing with net proceeds. The interest was payable at an 8% face amount of $47,111 plus accreted interest of $1,299,985 on the $2,000,000 Note Payable.

FMV Adjustment for Derivatives

The Warrants require the FMV to be remeasured at each reporting date while recognition of the changes in fair value to income or expense in the consolidated statement of operations. For the nine months ended September 30, 2023, the Company recorded a $415,958 FMV gain to reflect the decrease in the Warrant liability. For the nine months ended September 30, 2022, the Company recorded a $3,443,647 FMV gain to reflect the decrease in the Warrant liability. (See Note 7, 8 and 10 to the Unaudited Condensed Consolidated Financial Statements)

Liquidity and Capital Resources

At September 30, 2023 and December 31, 2022, we had a cash balance of $5,554,417 and $4,170,897, respectively. The Company had working capital of $3,347,912 and $2,416,928 as of September 30, 2023 and December 31, 2022, respectively. The increase in our working capital was primarily due to net proceeds from the Offering in February 2023 and September 2023 offset by use of cash in operations and investing discussed below (See below and Note 8 to the Unaudited Condensed Consolidated Financial Statements)

On September 29, 2023, the Company completed two simultaneous offerings and received aggregate gross proceeds of approximately $5.6 million, before expenses to the placement agent and other offering expenses of $716,000.

a.	The first offering, the securities purchase agreement offering (the “Shelf Offering”) with institutional investors and the Company resulted in the Company receiving net proceeds from the Shelf Offering and the sale of pre-funded of approximately $2.5 million, includes the value of the pre-funded warrants recorded in APIC, net of $362,000 in fees relating to the placement agent and other offering expenses. The Shelf Offering was priced at the market under Nasdaq rules. In connection with the Shelf Offering, the Company issued 3,618,521 shares of common at a purchase price of $0.64 per unit and 800,000 pre-funded warrants at $0.639 per pre-funded warrants. The exercise price of the pre-funded warrants will be $0.001 per share.

b.

The second offering, the securities purchase agreement offering (“Private Placement”) with institutional investors and the Company received net proceeds from the Private Placement of approximately $2.4 million, net of $354,000 in fees relating to the placement agent and other offering expense. In connection with the Private Placement, the Company issued: (i) 2,581,479 PIPE Shares (or PIPE Pre-Funded Warrants in lieu thereof) and (ii) PIPE Warrants (non-trading) to purchase 8,750,003 shares of our common stock, at a combined purchase price of $1.074 per unit (or $1.073 per pre-funded unit). The PIPE Warrants have a term of five and one-half (5.5) years from the issuance date and are exercisable for one share of common stock at an exercise price of $0.64. The net proceeds, after reflecting par value, has been recorded in Additional Paid in Capital of $1.6 million and with respect to the PIPE Warrants recorded as a liability under ASC 815 of $985,204. On October 16, 2023, the Company filed an S-1 (Resale) Registration Statement in connection with the Private Placement and on October 26, 2023 the S-1 went effective.

See Notes 8 and 10 to the Unaudited Condensed Consolidated Financial Statements

On February 3, 2023, we completed a securities purchase agreement (“Offering”) with institutional investors and received net proceeds from the Offering were approximately $3.2 million, net of $600,000 in fees relating to the placement agent and other offering expenses. The Offering was priced at the market under Nasdaq rules. In connection with the Offering, we issued 2,248,521 units at a purchase price of $1.69 per unit. Each unit consists of one share of common stock and one non-tradable warrant (Offering Warrant) exercisable for one share of common stock at a price of $1.56 adjusted to $0.64 at September 29, 2023, based on anti-dilution terms in the warrants and a term of five years. The Offering Warrants have a term of five years from the issuance date. (See Notes 8 to the Unaudited Condensed Consolidated Financial Statements)

On April 13, 2022, we completed our IPO which was declared effective by the SEC, and the Company’s common stock and warrants began trading on the Nasdaq Capital Market or Nasdaq on April 14, 2022 and which closed on April 19, 2022. The net proceeds from the IPO were approximately $14.2 million of which $5,778,750 was attributed to the warrant liability (See Notes 8 and 10 to the Unaudited Condensed Consolidated Financial Statements).

Cash Flows

Net Cash Used in Operating Activities

The Company used cash of $6,144,937 and $4,391,020 in operating activities for the nine months ended September 30, 2023 and 2022, respectively. The increase in cash used of $1,753,917, was principally due to the Company incurring additional operating expenses during the nine months ended September 30, 2023.

Net Cash Used in Investing Activities

For the nine months ended September 30, 2023 and 2022, the Company used cash in investing activities of $431,379 and $2,945,259, respectively. In both periods cash was used to acquire or pay deposits for fixed assets equipment and software of $431,379 and $579,683 respectively. Further, in 2022 the Company used $2,350,000 related to escrow payments for the acquisition of Safegard.

Net Cash Provided by Financing Activities

For the nine months ended September 30, 2023 and 2022, the Company provided cash from financing activities of $8,029,628 and $12,235,475, respectively. In the 2023 period, the cash provided from the Offerings completed in February 2023 and September 2023. In the 2022 period, the cash provided was primarily from the IPO net proceeds of $14,202,975, prior to the effect of recording the liability attributed to the warrants from the IPO, less the Notes repayment of $2,000,000.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sale of Unregistered Equity Securities

On September 29, 2023, the Company completed two simultaneous offerings and received aggregate gross proceeds of approximately $5.6 million, before expenses to the placement agent and other offering expenses of $716,000.

a.	The first offering, the securities purchase agreement offering (the “Shelf Offering”) with institutional investors and the Company resulted in the Company receiving net proceeds from the Shelf Offering and the sale of pre-funded of approximately $2.5 million, includes the value of the pre-funded warrants recorded in APIC, net of $362,000 in fees relating to the placement agent and other offering expenses. The Shelf Offering was priced at the market under Nasdaq rules. In connection with the Shelf Offering, the Company issued 3,618,521 shares of common at a purchase price of $0.64 per unit and 800,000 pre-funded warrants at $0.639 per pre-funded warrants. The exercise price of the pre-funded warrants will be $0.001 per share.

b.

The second offering, the securities purchase agreement offering (“Private Placement”) with institutional investors and the Company received net proceeds from the Private Placement of approximately $2.4 million, net of $354,000 in fees relating to the placement agent and other offering expense. In connection with the Private Placement, the Company issued: (i) 2,581,479 PIPE Shares (or PIPE Pre-Funded Warrants in lieu thereof) and (ii) PIPE Warrants (non-trading) to purchase 8,750,003 shares of our common stock, at a combined purchase price of $1.074 per unit (or $1.073 per pre-funded unit). The PIPE Warrants have a term of five and one-half (5.5) years from the issuance date and are exercisable for one share of common stock at an exercise price of $0.64. The net proceeds, after reflecting par value, has been recorded in Additional Paid in Capital of $1.6 million and with respect to the PIPE Warrants recorded as a liability under ASC 815 of $985,204. On October 16, 2023, the Company filed an S-1 (Resale) Registration Statement in connection with the Private Placement and on October 26, 2023 the S-1 went effective.

See Notes 8 and 10 to the Unaudited Condensed Consolidated Financial Statements

On February 3, 2023, we completed a securities purchase agreement (“Offering”) with institutional investors and received net proceeds from the Offering were approximately $3.2 million, net of $600,000 in fees relating to the placement agent and other offering expenses. The Offering was priced at the market under Nasdaq rules. In connection with the Offering, we issued 2,248,521 units at a purchase price of $1.69 per unit. Each unit consists of one share of common stock and one non-tradable warrant (Offering Warrant) exercisable for one share of common stock at a price of $1.56 adjusted to $0.64 at September 29, 2023, based on anti-dilution terms in the warrants and a term of five years. The Offering Warrants have a term of five years from the issuance date. (See Note 8 to the Unaudited Condensed Consolidated Financial Statements).

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

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1	Employment Agreement with Robert Hayes dated Novermber 10, 2023
31.1*	Certification of Co-Chief Executive Officers (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Co-Chief Executive Officers (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 14th day of November 2023.

SHARPS TECHNOLOGY, INC.

November 14, 2023	/s/ Robert M. Hayes
Robert M. Hayes
Chief Executive Officer and Director (Principal Executive Officer)

November 14, 2023	/s/ Andrew R. Crescenzo
Andrew R. Crescenzo
Chief Financial Officer
(Principal Financial Officer)

