Form 10-K
period 2023-12-31
Sharps Technology Inc.
filed 2024-03-29
CIK 1737995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $7,618,032, based on the closing price on that date as reported on the NASDAQ Capital Market.

As of March 28, 2024, 15,670,898 shares of the registrant’s common stock, par value $0.0001 per share, were issued and outstanding.

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

PART 1

Item 1. Business

Background and Overview

Sharps Technology, Inc. is a medical device company that has designed and patented various safety syringes and is seeking to commercialize them. We were initially incorporated under the laws of the State of Wyoming on December 16, 2017. Prior to March 22, 2022, we were a Wyoming corporation and on March 22, 2022, we reincorporated as a Nevada corporation pursuant to a merger into a newly formed Nevada corporation which was approved by our board of directors and the holders of the majority of our outstanding shares of common stock Sharps was incorporated to purchase, develop, and commercialize a body of intellectual property resulting in a family of smart safety syringe products and innovative drug delivery devices. Sharps closed the acquisition of this intellectual property in the fourth quarter of 2017. The intellectual property we purchased consisted of issued patent and patent files, new designs and iterations, samples, regulatory files, manufacturing files, product testing files, and market research files relating to such safety syringe products.

In June 2020, we entered into an asset/share purchase agreement with Safegard Medical Kft. and certain other parties, and in August 2020, October 2020, and July 2021, we entered into amendments to this agreement (as amended, the “Safegard Agreement”). Under the Safegard Agreement, we received an option to purchase either the stock of Safegard or certain assets of Safegard, including the Securegard and Sologard product line of safety syringes and a manufacturing facility in Hungary, registered with the FDA and CE, for the manufacture of safety syringes, for $2.5 million in cash plus additional consideration of 28,571 shares of common stock and 35,714 stock options with an exercise price of $7.00 USD. Under the Safegard Agreement, Sharps was granted the right to operate the facility in Hungary at our expense and continued to do so through the closing date which occurred on July 6, 2022.

Sharps’ smart safety syringe products, which we refer to as Securgard™, Sologard™, and Sharps Provensa™, are ultra-low waste syringes that incorporate both passive and active safety and reuse prevention features, which we believe will provide us a competitive advantage over other syringes. The Sharps Securegard and Sologard lines, currently being marketed by the Company, are multi-feature safety syringes that had gained market acceptance prior to Sharps’ acquisition but not been marketed or sold for several years due to a decision by the owners to wind down the business. Safegard and Sologard are both FDA and WHO approved and Safegard currently carries the European CE Mark. The Sharps Provensa syringe is a patented passive safety syringe that gained FDA clearance for subcutaneous and intramuscular injections in June 2006. All three of these product lines are focused on innovatively addressing the most important needs of the global healthcare market in the area of disposable syringes. The Company has not yet generated any revenues from the sale of the Sharps products.

On September 29, 2022, the Company entered into an agreement (the “NPC Agreement”) with Nephron Pharmaceuticals Corporation (“NPC”) and various affiliates of NPC, including InjectEZ, LLC, t. The NPC Agreement intended to support several areas of the Company’s development and growth. The Company and NPC intended to supplement the NPC Agreement by entering into a manufacturing supply agreement, a sales and distribution agreement and a pharma services program to support growth, and a future agreement to support manufacturing expansion. As noted below, the sales and distribution agreement was terminated on March 8, 2024 and replaced. The original manufacturing supply agreement, noted above, will be replaced as part of the Asset Purchase Agreement, entered into on September 22, 2023 (see below) and the Pharma Services agreement continues to be in place, but no activities have occurred to date. The Company is currently working to amend the terms of this NPC Agreement. based on the below September 22, 2023 Asset Purchase Agreement.

The Pharma Services Program (PSP) with Nephron is intended to create new business development growth opportunities for both companies. These opportunities will include the development and sale of next generation drug delivery systems that will be produced by the Company and can be purchased by the healthcare industry, pharmaceutical markets, as well as by Nephron.

On September 29, 2022, the Company also entered into an agreement (the “Nephron Agreement”) with InjectEZ, LLC (“InjectEZ”), Nephron Pharmaceuticals Corporation (“NPC”), Nephron SC, Inc. (“NSC”), and Nephron Sterile Compounding Center LLC (“Sterile”) (NPC, NSC, and Sterile are sometimes collectively referred to as “Nephron”), pursuant to which Sharps was to provide technical advice and assistance to support manufacturing by InjectEZ, purchase certain quantities of syringes as they may order or require, and collaborate with Nephron on certain related business endeavors. The Company is currently working to amend the terms of the Nephron Agreement based on the below September 22, 2023 Asset Purchase Agreements.

On September 22, 2023, the Company entered into a series of agreements with Nephron and Nephron’s wholly owned subsidiary InjectEZ, LLC. The Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) to purchase certain equipment and leasehold improvements at Nephron’s facility (the “Facility”) in West Columbia, South Carolina. The Company continues to work with Nephron towards the purchase of the Nephron facility pursuant to the Asset Purchase Agreement dated September 22, 2023. This Asset Purchase Agreement, when closed, will supercede the manufacturing and supply agreement entered into in connection with the NPC Agreement on September 29, 2022, as noted in the subsequent paragraph. The closing of the Asset Purchase Agreement is contingent on obtaining the necessary financing and there can be no assurance that the closing of the asset sale will occur.

On March 4, 2024 (the “Effective Date”) the Company entered into a cooperative sales and distribution agreement (the “Agreement) with Roncadelle Operations s.r.l (Roncadelle”). In conjunction with the execution of the Agreement, Roncadelle appointed the Company as its exclusive distributor of Roncadelle products in the United States, Canada, Central and South America and their territories. The Company appointed Roncadelle as its exclusive distributor of Sharps products in Europe, Middle East, APAC, South Africa and Australia and their territories. The Company and Roncadelle agreed to bear their own separate costs and expenses, including fees and other expenses, relating to external advisors and the preparation negotiation, execution and performance of this Agreement and any related documents. The Agreement is effective as of the Effective Date for the initial period of one (1) year (the “Initial Term”). Upon expiration of the Initial Term, the term of the Agreement shall automatically renew for additional successive one-year terms, unless either party provides written notice of non-renewal at least ninety (90) days prior to the end of the then-current term, unless any renewal term is terminated earlier pursuant to the terms of the Agreement or applicable law. (See “Recent Developments”)

On March 8, 2024, the Company and Nephron Pharmaceuticals Corporation terminated their distribution agreement dated December 8, 2022. The Nephron distribution agreement has been partially replaced by the aforementioned Agreement with Roncadelle, as stated above, and plans to use other parties to distribute for the US domestic market. The Company entered into a new logistics services agreement on the warehousing side with Owens and Minor (“O&M”) to replace Nephron’s distribution services. The Company had no revenues from the Nephron Distribution Agreement and does not believe that the cancellation is material. The Company is currently negotiating its contract with O&M to provide 3PL services for both the Company and Roncadelle products, in North and South America, beginning in the third quarter of 2024. The Company and Nephron continue to maintain the Pharma Services Program (PSP) that focuses on the creation of new business development and growth opportunities for both companies. These opportunities will include the development and sale of next generation drug delivery systems that will be produced by the Company and can be purchased by the healthcare industry, pharmaceutical markets, and Pharma companies such as Nephron and others.

Although we currently have production capacity for our products and thus the ability to receive and fulfill orders, we used the proceeds from the February 2023 and September 2023 fund raising to allow us to further increase our production capacity, build inventory and support working capital requirements This will help us to generate and fulfill orders for our current product line and advance our new innovative products in connection with recent collaboration arrangements. We are currently continuing to produce commercial quantities of our products and building inventory to support the Sales and distribution Agreement with Roncadelle, in anticipation of receiving additional orders in 2024.

We continue to be in discussions with healthcare companies and distributors for sales of our disposable syringe and prefillable syringe products. We intend to market these products to the U.S. and foreign governments and have already received a Purchase Order for our first Securegard sales to South America. We will also look to sell our disposable syringe products to hospitals and clinician offices as opportunities present themselves.

The Sharps Securegard product line continues to represent our initial disposable syringe platform to be commercially available to the market. The addition of the Sologard products and SafeR products from Roncadelle are recent expansions to the Company’s product portfolio. These platforms have advanced features and benefits to support the needs of the market along with a high level of readiness for manufacturing and the ability to provide large commercial quantities for customers.

There continues to be delays in the commercialization of the Sharps Provensa product line. The product’s specialized technology requires further design and assembly optimization as identified in our previous commercialization efforts. This on-going product refinement process is typical with the development of new technology for the healthcare market to ensure the products are safe and effective for use every time. At this time Sharps is not able to determine a timeline for final commercialization of the Provensa product.

Our Products

DISPOSABLE SYRINGES:

Smart safety disposable syringes with ultra-low waste technology are the preferred syringe platform for the administration of many vaccines and injectable medications. Their design inherently reduces the amount of drug product that is thrown away, minimizing wasted therapies and thus improving the supply of crucial and in-demand medicines. Sharp’s disposable syringe lines carry less than 20 microliters of dead space, as compared to the 70 microliters “Low Dead Space” designation and the up to 140 microliters dead space found in competitors’ syringes. In addition, both passive and active safety features are those most requested by clinicians in the field, in order to avoid infectious needlestick injuries, and reuse prevention features are a requirement by the World Health Organization.

The Sharps Securegard and Sologard, and Roncadelle SafeR safety syringe product lines incorporate both active and passive safety features and have been designed to address the three primary administration concerns with syringe delivery systems

1. Accidental needlestick injuries: these occur when the clinician is stuck with an infected needle. According to the WHO, these accidents likely take place in excess of 2 million times per year. When a clinician receives an infectious needlestick injury, any blood borne disease which the patient had, could be transmitted to them. A 2016 World Health Organization Commission reported that over 16 billion injections are delivered worldwide each year (pre-Covid era). A recent analysis showed that 55.1% of healthcare workers had sustained a needlestick injury, or NSI, at some point in their career. Over one million healthcare worker NSIs are documented each year in the US and Europe and over 3 million worldwide with the true incidence believed to be more than double those numbers as over half of injuries go unreported. US data on injury trends disturbingly show recent worsening despite safety campaigns and protocols. In a 2016 study, economic analysis has placed the average cost of an NSI at $747 (direct plus indirect costs) and strongly supported the use of safety-engineered devices for injection. Low compliance with recommended safety protocols can be seen upon examination of injury data where a majority of injuries continue to occur with non-safety devices or before full activation of a safety-protection feature.

2. Wasted medicine/dead space: all needle and syringes have dead space which permits the accumulation of injectable medications which cannot be accessed and are thrown away with each injection. Sharps disposable safety syringes have less than 20 microliters of waste space – others have as much as 140 microliters of waste space. Without knowing what syringe is going to be used, pharmaceutical companies must overfill their vials to account for this loss. For difficult to manufacture injectable medications, this reduces the number of lifesaving doses which could be available to the public. When doses are extremely small, waste space can exceed the required dose. That means more medications are being thrown away than injected into the patient. When healthcare providers use ultra-low waste syringes with multi-dose vials it allows for the availability of up to 20% to 40% more medication for patients that need the treatment.

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

PREFILLABLE SYRINGES:

Sharps Technology is poised to expand its commercialized product portfolio through the anticipated Asset Purchase Agreement with Nephron Pharmaceuticals and the collaborative agreement with Roncadelle Operations. The Asset Purchase Agreement is focused on the development and manufacture of high value prefillable syringe systems that are highly sought after by the healthcare industry and pharmaceutical markets, with projected product supply beginning early in 2025. Sharps is currently working with a leading U.S. based global healthcare company to develop and manufacture polymer prefillable syringes and components for their drug products, and plans are already being developed by Sharps for further expansion of its current manufacturing capabilities to support the anticipated future industry and customer demand for prefillable syringe systems capable of incorporating passive safety, low waste, and reuse prevention features as applicable. The prefillable syringe lines will utilize highly automated equipment and controlled environments established in collaboration with manufacturing and healthcare industry leaders. These premium offerings will be made from what the Company believes to be the highest quality raw materials, on the most innovative technology, and will be compliant with the USP standards required in the United States as well as the EP and JP international standards. The products provide an alternative high-quality solution to glass syringes by utilizing inert polymers such as Cyclic Olefin Polymer (COP) and Cyclic Olefin Copolymer (COC). These polymer syringes have many of the same characteristics as current pharmaceutical glass to support long term drug stability. The product pipeline includes 1mL short, 2.25mL, 5 mL, 10ml and 50ml volumetric sizes, silicone free systems and ophthalmic drug delivery for the ever-growing cosmetics market, dual chamber systems for lyophilized products, and custom container solutions for autoinjectors.

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

We anticipate that we will compete primarily on the basis of healthcare worker and patient safety, product performance, and quality. We believe our competitive advantages will include the combination of a family of innovative drug delivery systems incorporating active and passive safety features, and ultra-low waste features.

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

Intellectual Property

Intellectual property rights, particularly patent rights, are material to our business. We own four patents used in the Sharps Provensa, which expire between 2035 and 2040. Our issued patents include a design patent (USD743,025) for the ornamental design for a safety syringe which will reach full term and expire on November 10, 2029, a patent (US 10,980,950) for an ultra low-waste needle and syringe system that automatically and passively renders a needle safe during the injection process, a patent (US 11,154,663) for a pre-filled safety needle and syringe system, and a patent (US 11,497,860) for a Ultra-Low Waste Disposable Safety Syringe for Low Dose Injections.

We have two additional pending patent applications in the United States and four PCT (Patent Cooperation Treaty) patent applications. The patent applications, which we own, have an anticipated expiration date of 2039/2040. The pending patent applications are for (i) an ultra-low waste disposable syringe with self-adjusting integrating safety features, and (ii) a needle and syringe system with automatic safety shield that renders a needle safe. Our pending patent applications are for utility patents. With respect to the last of these patent applications, we have, in addition to our United States patent application, also filed PCT patent applications. The PCT applications have entered National Phase. Some of the issued US patents have issued in other countries, some are still pending.

We have certain trademarks for Sharps Provensa, Sharps Provensa Ultra-Low Waste and filed applications to register other trademarks for use in our Sharps Provensa product line.

Human Capital

We have fifty-seven full-time employees, two of which are our Chief Executive Officer and Chief Financial Officer, and retain the services of additional personnel, as needed, on an independent contractor basis to support R&D, Finance, Marketing and Regulatory areas. We do not have any part-time employees. Of the fifty-seven employees, fifty work at our facilities in Hungary. We expect to add additional employees as we increase production capacity.

Corporate Information

The Company was incorporated in the State of Wyoming on December 16, 2017. On March 22, 2022, we reincorporated as a Nevada corporation. Our principal business address is 105 Maxess Road, Melville, New York 11747. We maintain our corporate website at sharpstechnology.com. The reference to our website is an inactive textual reference only. The information that can be accessed through our website is not part of this Form 10K, and investors should not rely on any such information in deciding whether to purchase our securities.

Available Information

The address of our principal executive office is 105 Maxess Road, Melville, New York 11747.

Our common stock and warrants are quoted on the Nasdaq under the symbol “STSS” and “STSSW”. We file annual, quarterly, and current reports, proxy statements and other information with the U.S. Securities Exchange Commission (the “SEC”). These filings are available to the public on the Internet at the SEC’s website at http://www.sec.gov.

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

We incurred net losses of $9,841,638 and $4,639,662 for the year ended December 31,2023 and 2022, respectively. We have not generated any revenue to date, and we had accumulated deficit of $25,149,004 as of December 31, 2023. We have developed our Sharps product line but there can be no assurance that it will be commercially successful. Our potential profitability is dependent upon a number of factors, many of which are beyond our control.

If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease.

We have a limited operating history and we may not succeed.

We have a limited operating history, and we may not succeed. We have commercialized our Securgard syringe products in mid 2023 yet no revenues have occurred and have not yet commercialized our Sharps Provensa products. You should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies that, like us, are in their early stages. For example, unanticipated expenses, problems, and technical difficulties may occur and they may result in material challenges to our business. We may not be able to successfully address these risks and uncertainties or successfully implement our operating strategies. If we fail to do so, such failure could have a material adverse effect on our business, financial conditions and results of operation. We may never generate significant revenues or achieve profitability.

We may not succeed in commercializing Sharps products or any future product.

We may face difficulties or delays in the commercialization of Sharps products, which could result in our inability to timely offer products or services that satisfy the market. We may, for example, encounter difficulties due to:

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

In addition, to increase our production capacity, we will need to build inventory, which will require that we purchase certain additional equipment, including molding machines and molds. We have not received any significant orders to date. Even if we succeed in building inventory, and increasing our production capacity, there is no assurance we will receive additional orders for our Sharps = products or any future products.

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

In order to market and sell our Provensa product line and any additional medical device products we may develop in the future in the European Union and many other jurisdictions, we, and our collaborators, must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. We have not yet received approval or clearance to sell our products in any jurisdiction outside the United States. The approval procedure varies among countries and may involve additional testing. We may conduct clinical trials for, and seek regulatory approval to market, our product candidates in countries other than the United States. If we or our collaborators seek marketing approval for a product candidate outside the United States, we will be subject to the regulatory requirements of health authorities in each country in which we seek approval. With respect to marketing authorizations in Europe, we will be required to submit a European Marketing Authorisation Application, or MAA, to the European Medicines Agency, or EMA, which conducts a validation and scientific approval process in evaluating a product for safety and efficacy. The approval procedure varies among regions and countries and may involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval or clearance. In addition, marketing approval or clearance by the FDA does not ensure approval or clearance by the health authorities of any other country.

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

Particularly during 2020, several states and local jurisdictions imposed, and others in the future may impose, “shelter-in-place” orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. Although the manufacturing facility we operate continued to operate during the 2020-2021 COVID-19 pandemic due to its status as an essential business, we cannot guarantee that the situation would be the same for any future pandemic. In the future, we may elect or be required to close temporarily which would result in a disruption in our activities and operations. Our supply chain, including transportation channels, may be impacted by any such restrictions as well. Any such disruption could impact our sales and operating results.

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

Our key personnel and other employees could still be affected by any future pandemic, which could affect our ability to operate efficiently.

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

We have four issued patents, two pending patent applications in the United States, and four PCT (Patent Cooperation Treaty) patent application. We cannot be certain that we are the first inventor of the subject matter to which we have filed a particular patent application, or if we are the first party to file such a patent application. If another party has filed a patent application to the same subject matter as we have, we may not be entitled to the protection sought by the patent application. Further, the scope of protection of issued patent claims is often difficult to determine. As a result, we cannot be certain that the patent applications that we file will issue, or that our issued patents will be broad enough to protect our proprietary rights or otherwise afford protection against competitors with similar technology. In addition, the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability. Our competitors may challenge or seek to invalidate our issued patents, or design around our issued patents, which may adversely affect our business, prospects, financial condition or operating results. Also, the costs associated with enforcing patents, confidentiality and invention agreements, or other intellectual property rights may make aggressive enforcement impracticable.

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

The shares of our common stock are listed on the Nasdaq Capital Market, or Nasdaq. Nasdaq has rules for continued listing, including, without limitation, minimum market capitalization and other requirements. Failure to maintain our listing, or de-listing from Nasdaq, would make it more difficult for shareholders to dispose of our common stock and more difficult to obtain accurate price quotations on our common stock. This could have an adverse effect on the price of our common stock. Our ability to issue additional securities for financing or other purposes, or otherwise to arrange for any financing we may need in the future, may also be materially and adversely affected if our common stock is not traded on a national securities exchange.

If we fail to comply with the continued listing requirements of NASDAQ, we may face possible delisting, which would result in a limited public market for our shares and make obtaining future debt or equity financing more difficult for us. Specifically, as disclosed in a Current Report filed on Form 8-K on July 16, 2023, the Company had received a notice (the “Notice”) from the staff of the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it was not in compliance with Nasdaq Listing Rule 5550(a)(2) (the “Rule”) because it failed to maintain a minimum bid price of $1.00 over the previous 30 consecutive business days dated May 26, 2023 to July 11, 2023. The Rules provide the Company a compliance period of 180 calendar days in which to regain compliance. If at any time during this 180 day period the closing bid price of the Company’s security is at least $1 for a minimum of ten (10) consecutive business days, the Staff will provide written confirmation of compliance and this matter will be closed.

On January 16, 2024, the Staff determined that the Company is eligible for an additional 180 calendar day period, or until July 8, 2024, to regain compliance. The Staff’s determination is based on the Company meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on the Capital Market with the exception of the bid price requirement, and the Company’s written notice of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. However, if it appears to the Staff that the Company will not be able to cure the deficiency, the Staff will provide notice that its securities will be subject to delisting. The Company will continue to monitor the closing bid price of its Common Stock and will consider its available options to resolve the deficiency and regain compliance with the Minimum Bid Price Requirement within the allotted compliance period. There can be no assurance that the Company will regain compliance with the Minimum Bid Price Requirement.

We will incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.

As a public company, we will incur significant legal, accounting and other expenses, which we expect to further increase after we are no longer an “emerging growth company.” The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Capital Market, and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel will devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We cannot predict or estimate the amount of additional costs we will incur as a public company or the specific timing of such costs.

As a result of being a public company, we are obligated to develop and maintain proper and effective internal controls over financial reporting, and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our common stock.

We are required for 2023, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting as of the end of the fiscal year that coincides with the filing of our second annual report on Form 10-K. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm may be required to attest to the effectiveness of our internal control over financial reporting in our first annual report required to be filed with the SEC following the date we are no longer an “emerging growth company.” We have commenced the costly and time-consuming process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404, and we expect to be able to complete our evaluation, testing and any required remediation in a timely fashion. Our compliance with Section 404 will require that we incur substantial expenses and expend significant management efforts. We currently do not have an internal audit group, and we in the future we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404.

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

If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. Stockholders who have held their shares for at least six months are able to sell their shares pursuant to Rule 144 under the Securities Act. Almost all of our outstanding shares are available to be sold in the open market under Rule 144 or because they have been registered under the Securities Act We have also registered shares of our common stock for sale into the public market ,which are issuable upon the exercise of warrants, by certain selling stockholders named therein. These shares represent a large number of shares of our common stock, and if sold in the market all at once or at about the same time, could depress the market price of our common stock during the period the registration statement remains effective and could also affect our ability to raise equity capital.

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

The holder of our Series A Preferred Stock will have 29.5 % of the voting power of our stockholders for the election of directors and will have certain senior rights upon sale of our Company under certain conditions.

There is 1 share of Series A Preferred Stock issued and outstanding, which is held by our co-chairman and chief operating officer, Alan Blackman. The Series A Preferred Stock entitles the holder to 29.5% of the voting power of the Company’s stockholders only as it relates to the elections of directors. As a result, Mr. Blackman is able to exert substantial influence over the election of directors to the Board. However, as discussed above, Mr. Blackman resigned from the Board of the Company effective July 27, 2023. Additionally, in connection with Mr. Blackman’s resignation, once his severance payments are satisfied, Mr. Blackman shall return the Series A Preferred Stock to the Company for cancellation. In the meantime, Mr. Blackman has granted the right to vote the Preferred Stock outstanding.

Further, the Series A Preferred Stock, provides that in the event the Company is sold during the two year period following completion of the offering at a price per share of more than 500% of $ the inital offering price per Common Stock unit in this offering, the Series A Preferred Stock will entitle the holder to 10% of the total purchase price. This may reduce the value of our common stock, as other holders, in the event of such an acquisition, will be entitled to a lower price per share than they would otherwise receive.

Our executive officers, directors and principal stockholders, if they choose to act together, have the ability to control or significantly influence all matters submitted to stockholders for approval.

Our executive officers, directors and principal stockholders in the aggregate, beneficially own approximately 14.5% of our common stock. Such persons acting together, will have the ability to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Risk Management and Strategy

We recognize the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data.

Managing Material Risks & Integrated Overall Risk Management

We have strategically integrated cybersecurity risk management into our broader risk management framework to promote a company-wide culture of cybersecurity risk management. This integration ensures that cybersecurity considerations are an integral part of our decision-making processes at every level. Our management team continuously evaluates and addresses cybersecurity risks in alignment with our business objectives and operational needs.

Oversee Third-party Risk

Because we are aware of the risks associated with third-party service providers, we have implemented stringent processes to oversee and manage these risks. We conduct thorough security assessments of all third-party providers before engagement and maintain ongoing monitoring to ensure compliance with our cybersecurity standards. The monitoring includes annual assessments of the SOC reports of our providers and implementing complementary controls. This approach is designed to mitigate risks related to data breaches or other security incidents originating from third-parties.

Risks from Cybersecurity Threats

We have not encountered cybersecurity challenges that have materially impaired our operations or financial standing.

Item 2. Properties

Description of Property

We lease office space, on a month-to-month basis, at 105 Maxess Road, Melville, New York 11747. Our monthly rent is $200.

We own and operate a 41,000 square foot manufacturing facility in Hungary acquired in July 2022, which we previously used for development and testing of our products and we currently use primarily for the manufacture of our safety syringe products. We are prepared to move our owned molds, machinery and equipment to an alternative manufacturing location if necessary. See “Item 1. Business - Background and Overview.”

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock and warrants are traded on the Nasdaq Capital Markets under the symbol “STSS” and “STSSW”, respectively. Our common stock and warrants commenced trading on April 14, 2022.

Holders of Record

As of March 28, 2024 there were 15,670,898 common shares issued and outstanding and approximately 131 shareholders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, this number is not indicative of the total number of stockholders represented by these stockholders of record.

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

There has been no material change in the expected use of the net proceeds from our IPO as described in our final prospectus filed with the SEC on April 15, 2022. Upon receipt, the net proceeds from our IPO were held in cash and cash equivalents. As of December 31, 2023, we have used the net proceeds from the IPO for working capital, acquisition of the Hungary facility and capital expenditures.

On February 3, 2023, we completed a securities purchase agreement (“Offering”) with institutional investors and received net proceeds from the Offering were approximately $3.2 million, net of $600,000 in fees relating to the placement agent and other offering expenses. The Offering was priced at the market under Nasdaq rules. In connection with the Offering, we issued 2,248,521 units at a purchase price of $1.69 per unit. Each unit consists of one share of common stock and one non-tradable warrant exercisable for one share of common stock at a price of $.64 as adjusted down from $1.56. The warrants have a term of five years from the issuance date. The net proceeds were used to fund operations and capital expenditures. (See Note 8 to the Consolidated Financial Statements)

On September 29, 2023, the Company completed two simultaneous offerings and received aggregate gross proceeds of approximately $5.6 million, before expenses to the placement agent and other offering expenses of $716,000. The net proceeds are being used to fund operations and capital expenditures.

a.	The first offering, the securities purchase agreement offering (the “Shelf Offering”) with institutional investors and the Company resulted in the Company receiving net proceeds from the Shelf Offering and the sale of pre-funded of approximately $2.5 million, includes the value of the pre-funded warrants recorded in APIC, net of $362,000 in fees relating to the placement agent and other offering expenses. The Shelf Offering was priced at the market under Nasdaq rules. In connection with the Shelf Offering, the Company issued 3,618,521 shares of common at a purchase price of $0.64 per unit and 800,000 pre-funded warrants at $0.639 per pre-funded warrants. The exercise price of the pre-funded warrants will be $0.001 per share.

b.	The second offering, the securities purchase agreement offering (“Private Placement”) with institutional investors and the Company received net proceeds from the Private Placement of approximately $2.4 million, net of $354,000 in fees relating to the placement agent and other offering expense. In connection with the Private Placement, the Company issued: (i) 2,581,479 PIPE Shares (or PIPE Pre-Funded Warrants in lieu thereof) and (ii) PIPE Warrants (non-trading) to purchase 8,750,003 shares of our common stock, at a combined purchase price of $1.074 per unit (or $1.073 per pre-funded unit). The PIPE Warrants have a term of five and one-half (5.5) years from the issuance date and are exercisable for one share of common stock at an exercise price of $0.64. The net proceeds, after reflecting par value, has been recorded in Additional Paid in Capital of $1.6 million and with respect to the PIPE Warrants recorded as a liability under ASC 815 of $985,204. On October 16, 2023, the Company filed an S-1 (Resale) Registration Statement in connection with the Private Placement and on October 26, 2023 the S-1 went effective. At December 31, 2023 the warrant liability is $1,036,875. (See Note 8 to the Consolidated Financial Statements)

Recent Sales of Unregistered Securities

During 2023, we completed two Private Placements and issued an aggregate of 4,830,000 shares being a) 2,248,521 relating to the February 2023 offering and b) 2,581,479 shares relating to the September 2023 offering.

No unregistered equity securities were issued during the period April 19,2022 through December 31, 2022 except for the 235,000 shares issued in connection with services provided to the Company.

During 2023, the Company issued 1,065,000 stock options at exercise prices ranging from $.82 to $1.37.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal years ended December 31, 2023 and 2022. Certain of our Officers and Directors purchased shares on the open market as reflected in their Section 16b filings (Form 4).

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of our Company as of and for the periods presented below. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and notes included in this Annual Report on Form 10-K as of and for the years ended December 31, 2023 and 2022. Unless the context requires otherwise, references in this Annual Report on Form 10-K to “we,” “us,” and “our” refer to Sharps Technology, Inc.

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

Overview

Since our inception in 2017 and through the fourth quarter of 2022, we have devoted substantially all of our resources to the research and development of our safety syringe products Commencing in the fourth quarter of 2022 we started building inventory of syringe products. To date, we have generated no revenue. We have incurred net losses of $9,841,638 and $4,639,662 for the years ended December 31, 2023 and 2022, respectively. Substantially all of our net losses resulted from costs incurred in connection with our research and development efforts, payroll and consulting fees, stock compensation and general and administrative costs associated with our operations, including costs incurred for being a public company since April 14, 2022. See below Initial Public Offering, Liquidity and Capital Resources and Notes to Consolidated Financial Statements

We classify our operating expenses as research and development, and general and administrative expenses. We maintain a corporate office located in Melville, New York, but employees and consultants in the US work remotely and will continue to do so indefinitely. In June 2020, in connection with the agreement to acquire Safegard, a syringe manufacturing facility in Hungary, which was completed on July 6, 2022, we were contractually provided the exclusive use of the facility for research and development and testing in exchange for payment of the seller’s operating costs, including among others, use of Safegard’s work force, utility costs and other services.

In order to compete in the market, we must build inventory. Commencing in the 4th Quarter of 2022 started building inventory. We require commercial quantities of inventory to secure orders. Delivery is expected shortly after receiving orders.

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

Substantially all of our research and development expenses to date have been incurred in connection with our syringe products. We expect our research and development expenses to increase for the foreseeable future as we continue to enhance our products to meet the market requirements for our Sharps syringe product line for its various intended uses throughout the world.

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

Recent Developments

On September 29, 2022, the Company entered into an agreement (the “NPC Agreement”) with Nephron Pharmaceuticals Corporation (“NPC”) and various affiliates of NPC, including InjectEZ, LLC. The NPC Agreement intended to support several areas of the Company’s development and growth. The Company and NPC intended to supplement the NPC Agreement by entering into a manufacturing supply agreement, a sales and distribution agreement and a pharma services program to support growth, and a future agreement to support manufacturing expansion. As noted below, the sales and distribution agreement was terminated on March 8, 2024 and replaced. The original manufacturing supply agreement, noted above, will be replaced as part of the Asset Purchase Agreement, entered into on September 22, 2023 (see below) and the Pharma Services agreement continues to be in place, but no activities have occurred to date. The Company is currently working to amend the terms of this NPC Agreement. based on the below September 22, 2023 Asset Purchase Agreement.

The Pharma Services Program (PSP) with Nephron is intended to create new business development growth opportunities for both companies. These opportunities will include the development and sale of next generation drug delivery systems that will be produced by the Company and can be purchased by the healthcare industry, pharmaceutical markets, as well as by Nephron.

On September 29, 2022, the Company also entered into an agreement (the “Nephron Agreement”) with InjectEZ, LLC (“InjectEZ”), Nephron Pharmaceuticals Corporation (“NPC”), Nephron SC, Inc. (“NSC”), and Nephron Sterile Compounding Center LLC (“Sterile”) (NPC, NSC, and Sterile are sometimes collectively referred to as “Nephron”), pursuant to which the Company was to provide technical advice and assistance to support manufacturing by InjectEZ, purchase certain quantities of syringes as they may order or require, and collaborate with Nephron on certain related business endeavors. The Company is currently working to amend the terms of the Nephron Agreement based on the below September 22, 2023 Asset Purchase Agreements.

On September 22, 2023, the Company entered into a series of agreements with Nephron and Nephron’s wholly owned subsidiary InjectEZ, LLC. The Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) to purchase certain equipment and leasehold improvements at Nephron’s facility (the “Facility”) in West Columbia, South Carolina. The Company continues to work with Nephron towards the purchase of the Nephron facility pursuant to the Asset Purchase Agreement dated September 22, 2023. This Asset Purchase Agreement, when closed, will supercede the manufacturing and supply agreement entered into in connection with the NPC Agreement on September 29, 2022. The closing of the Asset Purchase Agreement is contingent on obtaining the necessary financing and there can be no assurance that the closing of the asset sale will occur.

On March 4, 2024 (the “Effective Date”) the Company entered into a cooperative sales and distribution agreement (the “Agreement) with Roncadelle Operations s.r.l (“ Roncadelle”)). In conjunction with the execution of the Agreement, Roncadelle appointed the Company as its exclusive distributor of Roncadelle products in the United States, Canada, Central and South America and their territories. The Company appointed Roncadelle as its exclusive distributor of Sharps products in Europe, Middle East, APAC, South Africa and Australia and their territories. The Company and Roncadelle agreed to bear their own separate costs and expenses, including fees and other expenses, relating to external advisors and the preparation, negotiation, execution and performance of this Agreement and any related documents. The Agreement is effective as of the Effective Date for the initial period of one (1) year (the “Initial Term”). Upon expiration of the Initial Term, the term of the Agreement shall automatically renew for additional successive one year terms, unless either party provides written notice of non-renewal at least ninety (90) days prior to the end of the then-current term, unless any renewal term is terminated earlier pursuant to the terms of the Agreement or applicable law. (See “Recent Developments”)

On March 8, 2024, the Company and Nephron Pharmaceuticals Corporation terminated their distribution agreement dated December 8, 2022. The Nephron distribution agreement has been partially replaced by the aforementioned Agreement with Roncadelle on the foreign sales side and plans to use other parties to distribute for the US domestic market. The Company entered into a new logistics services agreement on the warehousing side with Owens and Minor (“O&M”) to replace Nephron’s distribution services. The Company had no revenues from the Nephron Distribution Agreement and does not believe that the cancellation is material. The Company is currently negotiating its contract with O&M to provide 3PL services for both the Company and Roncadelle products, in North and South America, beginning in the third quarter of 2024. The Company and Nephron continue to maintain the Pharma Services Program that focuses on the creation of new business development and growth opportunities for both companies. These opportunities will include the development and sale of next generation drug delivery systems that will be produced by the Company and can be purchased by the healthcare industry, pharmaceutical markets, and Pharma companies such as Nephron and others.

On February 3, 2023, the Company completed a securities purchase agreement (“Offering”) with institutional investors and received net proceeds from the Offering of approximately $3.2 million, net of $600,000 in fees relating to the placement agent and other offering expenses. The Offering was priced at the market under Nasdaq rules. In connection with the Offering, the Company issued 2,248,521 units at a purchase price of $1.69 per unit. Each unit consists of one share of common stock and one non-tradable warrant exercisable for one share of common stock at a price of $.64, as adjusted down from $1.56 as per terms of the warrants. The warrants have a term of five years from the issuance date. (See Notes 8 and 10 to the Consolidated Financial Statements)

On September 29, 2023, the Company completed two simultaneous offerings and received aggregate gross proceeds of approximately $5.6 million, before expenses to the placement agent and other offering expenses of $716,000.

a.	The first offering, the securities purchase agreement offering (the “Shelf Offering”) with institutional investors and the Company resulted in the Company receiving net proceeds from the Shelf Offering and the sale of pre-funded warrants of approximately $2.5 million, includes the value of the pre-funded warrants recorded in Additional Paid in Capital, net of $362,000 in fees relating to the placement agent and other offering expenses. The Shelf Offering was priced at the market under Nasdaq rules. In connection with the Shelf Offering, the Company issued 3,618,521 shares of common at a purchase price of $0.64 per unit and 800,000 pre-funded warrants at $0.639 per pre-funded warrants. The exercise price of the pre-funded warrants will be $0.001 per share.

b.	The second offering, the securities purchase agreement offering (“Private Placement”) with institutional investors and the Company received net proceeds from the Private Placement of approximately $2.4 million, net of $354,000 in fees relating to the placement agent and other offering expenses. In connection with the Private Placement, the Company issued: (i) 2,581,479 PIPE Shares (or PIPE Pre-Funded Warrants in lieu thereof) and (ii) PIPE Warrants (non-trading) to purchase 8,750,003 shares of our common stock, at a combined purchase price of $1.074 per unit (or $1.073 per pre-funded unit). The PIPE Warrants have a term of five and one-half (5.5) years from the issuance date and are exercisable for one share of common stock at an exercise price of $0.64. The net proceeds, after reflecting par value, has been recorded in Additional Paid in Capital of $1.6 million and with respect to the PIPE Warrants recorded as a liability under ASC 815 of $985,204. On October 16, 2023, the Company filed an S-1 (Resale) Registration Statement in connection with the Private Placement and on October 26, 2023 the S-1 went effective. At December 31, 2023 the warrant liability is $1,036,875. (See Notes 8 and 10 to the Consolidated Financial Statements)

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are maintained with various financial institutions. At December 31, 2023 and 2022, the Company had no cash equivalents

Inventories

The Company values inventory at the lower of cost (average cost) or net realizable value. Work-in-process and finished goods inventories consist of material, labor, and manufacturing overhead. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. A reserve is established for any excess or obsolete inventories, or they may be written off. At December 31, 2023 and 2022, inventory is comprised of raw materials, components and finished goods.

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

Identified Intangible Assets

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

At their issuance date and as of December 31, 2023, the warrants were accounted for as liabilities as these instruments did not meet all of the requirements for equity classification under ASC 815-40 based on the terms of the aforementioned warrants. The resulting warrant liabilities are re-measured at each balance sheet date until their exercise or expiration, and any change in fair value is recognized in the Company’s consolidated statement of operations and comprehensive loss (See Notes 7, 8 and 10 to the Consolidated Financial Statements).

Basic and Diluted Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the consolidated statements of operations. Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Basic EPS includes the 3,381,479 of pre-funded warrants (see Note 8). Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of December 31, 2023, there were 22,950,155 stock options and warrants that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented.

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

Results of Operations

Comparison of the Years Ended December 31, 2023 and, 2022.

	Year Ended
	December 31, 2023	December 31, 2022	Change	Change %
Research and development	$1,605,547	2,280,933	$(675,386)	(30)%
General and administrative	8,521,103	6,457,860	2,063,243	32%
Interest expense (income)	(138,118)	1,320,416	(1,458,534)	110%
FMV gain adjustment for derivatives	(169,583)	(5,392,911)	5,223,328	(97)%
Foreign currency Loss	44,463	496	43,967	88%
Other	8,226	(27,132)	35,358	(130)%
Deferred Tax (Benefit)	(30,000)	-	(30,000)	100%
Net loss	$9,841,638	$4,639,662	$5,201,976	(112)%

Revenue

The Company has not generated any revenue to date.

Research and Development

For the year ended December 31, 2023, Research and Development (“R&D”) expenses decreased to $1,605,547 compared to $2,280,933 for the year ended December 31, 2022. The decrease of $675,386 was due to decreased R&D costs incurred at the Safegard facility which transitioned principally from R&D activities to manufacturing. The decrease occurred in materials and general operating costs of approximately $1M, of which, a) $575,000 related to cost incurred prior to the acquisition in July 2022 for utilization of the facility, which included Safegard’s workforce and facility operating cost and b) decreases in material and other operating of $426,000 from $545,000 in 2022 to $119,000 in 2023. Further, we had decreases in labor related costs of $224,000 specifically related to decreases in stock compensation of $83,000 from $97,000 in 2022 to $14,000 in 2023, decreases in engineering and other labor costs of $141,000 from $492,000 in 2022 to $351,000 in 2023 and other decreases of $10,000. The overall decrease was partially offset by $560,000 charge in 2023 for an impairment of certain molds.

General and Administrative

For the year ended December 31, 2023, General and Administrative (“G&A”) expenses were $8,521,103 as compared to $6,457,860 for the year ended December 31, 2022. The increase of $2,063,243 was primarily attributable to increases in payroll and related of: i) payroll and consulting fees of $1,530,000 from $1,630,000 in 2022 to $3,160,000 in 2023, primarily due to increased amounts of payroll, increased staffing and higher usage of various consulting services and ii) increase in stock compensation expense, due to timing of option awards and vesting, of approximately $34,000 from $916,000 in 2022 to $950,000 in 2023. In addition, we had increases in G&A for the year ended December 31, 2023, of approximately $498,000 principally from increased: professional fees $318,000, depreciation $238,000, general operating costs $251,000, insurance $126,000, technology related costs, including implementation of new ERP system $128,000 and separation expense of $375,000 for former officer. These were partially offset by lower public company costs and investor relations $818,000, travel $90,000 and patent fees $31,000.

Interest expense (income)

Interest income, net of interest expense, was $138,118 for the year ended December 31, 2023, compared to interest expense of $1,320,416 for the year ended December 31, 2022. Interest improved, net by $1,458,534 due to a) interest earned on invested cash in 2023 of $138,118 as compared to $42,900 in 2022 and b) the decrease in interest expense and accreted interest of approximately $1,363,316 was primarily relating to the financing entered in December 2021which was repaid at the IPO closing with net proceeds.

FMV Adjustment for Derivatives

The value of the Note Warrants requires the Fair Market Value (“FMV”) to be remeasured at each reporting date while outstanding with recognition of the changes in fair value to other income or expense in the statement of operations and comprehensive loss. For the years ended December 31, 2023, and 2022 the Company recorded a $169,583 and $5,392,911 FMV gain adjustment respectively to reflect the decrease in the Note Warrants and Warrants liabilities issued. (See Notes 7, 8 and 10 to the Consolidated Financial Statements)

Liquidity and Capital Resources

At December 31, 2023, and 2022, we had a cash balance of $3,012,908 and $4,170,897, respectively. The Company has working capital of $1,145,569 as of December 31, 2023, vs working capital of $2,416,928, as of December 31, 2022. The decrease in our working capital, after net proceeds from offerings of $8,029,628, was primarily related to the use of cash of $9,205,577 in operations and investing in fixed assets purchased. The Company intends to finance its future development and commercialization activities and its working capital needs largely from the sale of equity securities and/or with additional funding from other traditional financing sources.

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

On February 3, 2023, we completed a securities purchase agreement) - (See Recent Developments-Offering). On September 29, 2023, the Company completed two simultaneous offerings (See Recent Developments – Shelf Offering and Private Placement Offering)

Cash Flows

Net Cash Used in Operating Activities

The Company used cash of $8,507,300 and $6,433,159 in operating activities for the year ended December 31, 2023 and 2022, respectively. The increase in cash used was principally due to the Company incurring additional G&A expenses, buildup of inventory partially offset by lower R&D activities as described above during year ended December 31, 2022.

Net Cash Used in Investing Activities

For the year ended December 31, 2023 and 2022, the Company used cash in investing activities of $698,277 and $3,117,916, respectively. In both years, cash was used to acquire or pay deposits for machinery and equipment of $698,277 and $542,662, respectively. In the year ended December 31, 2022, the Company used $2,365,576, for the acquisition of Safegard or related escrow payments.

Net Cash Provided by Financing Activities

For the year ended December 31, 2023 and 2022, the Company provided cash from financing activities of $8,029,628 and $12,235,475 respectively. In the 2023 period, the cash provided was from the net proceeds from the Offerings in February and September 2023. In the 2022 period, the cash provided was primarily from the IPO net proceeds of $14,202,975, prior to the effect of recording the liability attributed to the warrants from the IPO, less the Notes repayment of $2,000,000.

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

To the Stockholders and Board of Directors

Sharps Technology, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Sharps Technology, Inc. (the “Company”) as of December 31, 2023, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has not generated revenue or cash flow from operations since inception, and does not have an established source of funding sufficient to cover its operating costs. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

We have served as the Company’s auditor since December 20, 2023.

New York, New York

March 28, 2024

PCAOB ID No. 127

* * * * *

PKF O’CONNOR DAVIES LLP

245 Park Avenue, New York, NY 10167 I Tel: 212.867.8000 or 212.286.2600 I Fax: 212.286.4080 I www.pkfod.com

PKF O’Connor Davies LLP is a member firm of the PKF International Limited network of legally independent firms and does not accept any responsibility or liability for the actions or inactions on the part of any other individual member firm or firms.

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

CHARTERED PROFESSIONAL ACCOUNTANTS

Vancouver, Canada

March 30, 2023

PCAOB ID:1524

We have served as the Company’s auditor since 2018.

SHARPS TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022

Assets:
Current Assets
Cash	$3,012,908	$4,170,897
Prepaid expenses and other current assets	116,508	66,749
Inventories, Net (Note 3)	1,709,135	185,804
Current Assets	4,838,551	4,423,450

Fixed Assets, net of accumulated depreciation (Notes 4 and 5)	6,822,142	7,004,890
Other Assets (Notes 5 and 6)	128,575	411,316
TOTAL ASSETS	$11,789,268	$11,839,656

Liabilities:
Current Liabilities
Accounts payable (Note 4)	$794,107	$543,226
Accrued expenses and other	476,090	311,458
Warrant liability (Notes 8 and 10)	2,422,785	1,151,838
Total Current Liabilities	3,692,982	2,006,522

Deferred Tax Liability (Note 12)	162,000	192,000
Total Liabilities	3,854,982	2,198,522

Commitments and Contingencies (Note 15)	-	-
Subsequent Events (Note 16)	-	-

Stockholders’ Equity:
Preferred stock, $.0001 par value; 1,000,000 shares authorized; 1 share issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000, shares authorized; 15,274,457 shares issued and outstanding and (2022: 9,407,415)	1,528	941

Additional paid-in capital	32,489,950	24,733,306
Accumulated other comprehensive income	591,812	214,253
Accumulated deficit	(25,149,004)	(15,307,366)
Total Stockholders’ Equity	7,934,286	9,641,134
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,789,268	$11,839,656

The accompanying notes are an integral part of these financial statements.

SHARPS TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended	For the year ended
	December 31, 2023	December 31, 2022

Revenue, net	$-	$-

Operating expenses:
Research and development (Note 5)	1,605,547	2,280,933
General and administrative	8,521,103	6,457,860
Total operating expenses	(10,126,650)	(8,738,793)
Loss from operations	(10,126,650)	(8,738,793)

Other income (expense)
Interest income (expense)	138,118	(1,320,416)
FMV adjustment on contingent stock & warrants	169,583	5,392,911
Foreign currency and other	(52,689)	26,636
Net loss Before Provision for Taxes	$(9,871,638)	$(4,639,662)
Deferred Tax Benefit	30,000	-
Net Loss	(9,841,638)	(4,639,662)
Net loss per share, basic and diluted	$(0.76)	$(0.57)
Weighted average shares used to compute net loss per share, basic and diluted	13,032,717	8,100,410

The accompanying notes are an integral part of these financial statements.

F-3

SHARPS TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the year ended	For the year ended
	December 31, 2023	December 31, 2022
Net loss	$(9,841,638)	$(4,639,662)

Other comprehensive income:

Foreign currency translation adjustments	377,559	214,253

Comprehensive loss	$(9,464,079)	$(4,425,409)

The accompanying notes are an integral part of these financial statements.

SHARPS TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Preferred Stock			Common Stock		Common Stock Subscription	Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount		Shares	Amount	Receivable	Capital	Income	Deficit	Equity

Balance – December 31, 2021	1		$-	5,187,062	$519	$(32,500)	$13,835,882	$-	$(10,667,704)	$3,136,197

Net loss for the year ended December 31, 2022	-		-	-	-	-	-	-	(4,639,662)	(4,639,662)

Shares issued in Initial Public Offering	-			3,750,000	375	-	8,974,282	-	-	8,974,657
Issuance of shares for contingent stock liability	-			235,294	24	-	495,976	-	-	496,000
Share-based compensation charges	-		-	-	-	-	1,136,638	-	-	1,136,638
Fractional share adjustment	-		-	59	-	-	-	-	-	-
Issuance of common stock for services	-		-	235,000	23	-	290,528	-	-	290,551
Foreign currency translation	-		-	-	-	-	-	214,253	-	214,253
Collection of stock subscription	-		-	-	-	32,500	-	-	-	32,500
Balance – December 31, 2022	1		$-	9,407,415	941	$-	$24,733,306	$214,253	$(15,307,366)	$9,641,134

Net loss for the year ended December 31, 2023									(9,841,638)	(9,841,638)

Share-based compensation charges							963,023			963,023

Shares issued in Offering				2,248,521	225		2,783,160			2,783,385
Shelf Registration Offering – see Note 8				3,618,521	362		2,457,642			2,458,004
Private Placement Offering – see Note 8							1,552,819			1,552,819
Foreign currency translation								377,559		377,559

Balance – December 31, 2023	1	$		15,274,457	1,528	$	$32,489,950	$591,812	$(25,149,004)	$7,934,286

The accompanying notes are an integral part of these financial statements.

SHARPS TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended	For the year ended
	December 31, 2023	December 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,841,638)	$(4,639,662)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	882,177	654,572
Stock-based compensation	963,023	1,012,592
Issuance of common stock for services	-	290,551
Accretion of debt discount	-	1,299,985
FMV for adjustment for contingent stock	-	(181,000)
FMV adjustment for Contingent warrants and warrants	(169,583)	(5,211,911)
Fixed asset impairment	560,000	-
Deferred tax benefit	(30,000)	-
IPO issuance costs relating to warrants	205,112	550,433
Foreign exchange loss	44,463	496
Changes in operating assets
Prepaid expenses	(82,169)	(58,754)
Inventory	(1,441,462)	(34,109)
Other assets	(12,735)	(12,000)
Accounts payable and accrued liabilities	415,512	(104,352)
Net cash used in operating activities	(8,507,300)	(6,433,159)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits paid on fixed assets and components	-	(209,678)
Purchase of fixed assets	(698,277)	(542,662)
Asset acquisition	-	(2,365,576)
Net cash used in investing activities	(698,277)	(3,117,916)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from Initial Public Offering and additional offerings	8,029,628	14,202,975
Repayment of note payable	-	(2,000,000)
Proceeds from subscriptions receivable	-	32,500
Net cash provided by financing activities	8,029,628	12,235,475

Effect of exchange rate changes on cash	17,960	7,331

NET INCREASE (DECREASE) IN CASH	(1,157,989)	2,691,731
CASH — BEGINNING OF YEAR	4,170,897	1,479,166
CASH — END OF YEAR	$3,012,908	$4,170,897

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$47,111
Cash paid for taxes	$-	$-

Non-cash investing and financing activity:
FMV for Common stock issued for contingent shares	$-	$496,000
FMV for Warrants issued for contingent warrants	$-	$554,312
Common stock issued and vested stock options for fixed assets acquired	$-	$63,612
Common stock issued and vested stock options issued as consideration for acquisition	$-	$60,435

The accompanying notes are an integral part of these financial statements.

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Note 1. Description of Business

Nature of Business

Sharps Technology, Inc. (“Sharps” or the “Company”) is a pre-revenue medical device company that has designed and patented various safety syringes and is seeking commercialization by manufacturing and distribution of its products.

The accompanying consolidated financial statements include the accounts of Sharps Technology, Inc. and its wholly owned subsidiaries, Safegard Medical (Hungary) KFT, collectively referred to as the “Company.” All intercompany transactions and balances have been eliminated.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not generated revenue or cash flow from operations since inception. As of December 31, 2023, the Company used cash in operations of $8,507,300 and has cash of $3,012,908 which is not sufficient to fund the Company’s planned operations for the next 12 months. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to raise sufficient financing to acquire or commercialize its products into a profitable business. The Company intends to finance its future development and commercialization activities and its working capital needs largely from the sale of equity securities and/or with additional funding from other traditional financing sources until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. As of December 31, 2023, the most significant estimates relate to derivative liabilities and stock-based compensation.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are maintained with various financial institutions. At December 31, 2023 and 2022, the Company had no cash equivalents.

Inventories

The Company values inventory at the lower of cost (average cost) or net realizable value. Work-in-process and finished goods inventories consist of material, labor, and manufacturing overhead. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. A reserve is established for any excess or obsolete inventories or they may be written off. At December 31, 2023 and 2022, inventory is comprised of raw materials, components and finished goods.

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

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

The Company’s outstanding warrants are fair valued on a recurring basis with the trading price or FMV using Black Sholes which could cause fluctuations in operating results at the reporting periods.

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

Fixed Assets

Fixed assets are stated at cost. Expenditures for maintenance and repairs are charged to operations as incurred. The Company’s fixed assets consist of land, building, machinery and equipment, molds, computer system and website. Depreciation is calculated using the straight-line method commencing on the date the asset is operating in the way intended by management over the following useful lives: Building – 20 years, Machinery and Equipment – 3 -10 years and Computer systems and Website – 3 years. The expected life for Molds is based lesser of the number of parts that will be produced based on the expected mold capability or 5 years.

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

The Company recorded an impairment of $560,000 during the year ended December 31, 2023 and no impairment during the year ended December 31, 2022.

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Note 2. Summary of Significant Accounting Policies (continued)

Purchased Identified Intangible Assets

Identified Intangible Assets

The Company’s identified intangible assets are amortized on a straight-line basis over their estimated useful lives of 5 years. The Company makes judgments about the recoverability of finite-lived intangible assets whenever facts and circumstances indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, the Company assesses recoverability by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life is shorter than originally estimated, the Company would accelerate the rate of amortization and amortize the remaining carrying value over the new shorter useful life. The Company evaluates the carrying value of finite-lived intangible assets on an annual basis, and an impairment charge would be recognized to the extent that the carrying amount of such assets exceeds their estimated fair value.

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

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Note 2. Summary of Significant Accounting Policies (continued)

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

At their issuance date and as of December 31, 2023, certain warrants (see Notes 8 and 10) are accounted for as liabilities as these instruments did not meet all of the requirements for equity classification under ASC 815-40 based on the terms of the aforementioned warrants. The resulting warrant liabilities are re-measured at each balance sheet date until their exercise or expiration, and any change in fair value is recognized in the Company’s consolidated statements of operations.

Foreign Currency Translation/Transactions

The Company has determined that the functional currency for its foreign subsidiary is the local currency. For financial reporting purposes, assets and liabilities denominated in foreign currencies are translated at current exchange rates and profit and loss accounts are translated at weighted average exchange rates. Resulting translation gains and losses are included as a separate component of stockholders’ equity as accumulated other comprehensive income or loss. Gains or losses resulting from transactions entered into in other than the functional currency are recorded as foreign exchange gains and losses in the consolidated statements of operations.

Comprehensive income (loss)

Comprehensive income (loss) consists of the Company’s consolidated net loss and foreign currency translation adjustments related to its subsidiary. Foreign currency translation adjustments included in comprehensive loss were not tax effected as the Company has a full valuation allowance at December 31, 2023 and 2022. Accumulated other comprehensive income (loss) is a separate component of stockholders’ equity and consists of the cumulative foreign currency translation adjustments.

Basic and Diluted Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the consolidated statements of operations. Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Basic EPS includes the 3,381,479 of pre-funded warrants (see Note 8). Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of December 31, 2023, there were 22,950,155 stock options and warrants that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented.

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

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Note 2. Summary of Significant Accounting Policies (continued)

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

Recent Accounting Pronouncements

On August 5, 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. ASU 2020-06 simplifies the guidance in U.S. GAAP on the issuer’s accounting for convertible debt instruments, requires entities to provide expanded disclosures about “the terms and features of convertible instruments” and how the instruments have been reported in the entity’s financial statements. It also removes from ASC 815-40-25-10 certain conditions for equity classification and amends certain guidance in ASC 260, Earnings per Share, on the computation of EPS for convertible instruments and contracts on an entity’s own equity. An entity can use either a full or modified retrospective approach to adopt the ASU’s guidance. The ASU’s amendments are effective for smaller public business entities fiscal years beginning after December 15, 2023. The Company is currently evaluating the impact of ASU 2020-06 on its consolidated financial statements and does not expect the adoption of this amended guidance to have a material impact on the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The new guidance requires disaggregated information about the effective tax rate reconciliation and additional information on taxes paid that meet a quantitative threshold. The new guidance is effective for public companies for annual reporting periods beginning after December 15, 2024, and for non-public companies for annual reporting periods beginning after December 15, 2025, with early adoption permitted for both. The Company will adopt the new standard in the annual reporting period beginning after December 15, 2025 and is currently evaluating the impacts of the new guidance on its disclosures within the consolidated financial statements.

The Company does not expect the adoption of any accounting pronouncements to have a material impact on the consolidated financial statements.

The Company reviewed all other recently issued accounting pronouncements and have concluded they are not applicable or not expected to be significant to the accounting for our operations.

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Note 3. Inventories

Inventories, net consisted of the following at December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Raw materials	$254,461	$106,088
Work in process	170,464	49,144
Finished goods	1,284,210	30,572
Total	$1,709,135	$185,804

Note 4. Fixed Assets

Fixed asset, net, as of December 31, 2023 and 2022, are summarized as follows:

	December 31, 2023	December 31, 2022

Land	$260,460	$242,240
Building	3,022,490	2,824,481
Machinery and Equipment	4,464,317	4,601,293
Computer and Website	290,661	16,600
	8,037,928	7,684,614
Less: accumulated depreciation	(1,215,786)	(679,724)
Fixed asset, net	$6,822,142	$7,004,890

Depreciation expense of fixed assets for the year ended December 31, 2023 and 2022 was $876,064 and $647,690, respectively. Substantially, all of the Company’s fixed assets are located at the Company’s Hungary location.

In the fourth quarter of 2023, the Company recorded, in Research and Development expenses, an asset impairment of $560,000 relating to Molds, which were included in Machinery and Equipment, due to a decision to discontinue usage of certain molds.

During the year ended December 2022, the Company recorded $63,612 in fixed asset costs relating to the estimated fair market value for options granted in 2021 for the acquired machinery. As of December 31, 2023, the Company has $100,000 in remaining payments for machinery purchased, which is included in accounts payable.

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

During the year ended December 31, 2022, the Company had remitted $594,000, respectively for the aforementioned Operating Costs. The remittance of operating costs was discontinued after the Closing Date. These costs were included in research and development expense in the consolidated statement of operations as the activities at the facility in 2022 were related to design and testing of the Company’s products.

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Note 5. Asset Acquisition (continued)

The acquisition of Safegard, which closed on July 6, 2022, did not meet the definition of a business pursuant to ASC 805-10, and accordingly was accounted for as an asset acquisition in accordance with ASC 805-50. The cost of the acquisition was $2,936,712, including transaction costs of $53,576, with the allocation to the assets acquired on a relative fair value basis. The intangibles relate to permits and a limited workforce acquired. Under ASC 805-50, no goodwill is recognized. The operating results for Safegard are included in the consolidated balance sheet and consolidated statements of operations for the period beginning after the closing on July 6, 2022.

The relative fair value of the assets acquired and related deferred tax liability is as follows:

Land	$226,000
Building and affixed assets	2,684,000
Machinery	158,000
Inventory	32,000
Intangibles	64,712
Deferred tax liability	(192,000)

Total	$2,936,712

The useful lives for the acquired assets is Building - 20 years; Machinery – 5 to 10 years; Intangibles – 5 years. The related depreciation and amortization is being recorded on a straight-line basis.

Note 6. Other Assets

Other assets as of December 31, 2023 and 2022 are summarized as follows:

	December 31,	December 31,
	2023	2022

Intangibles, net	$52,513	$62,480
Deposits or advance payments on machinery, molds and components (see Note 15)	-	336,466
Other	76,062	12,370
	$128,575	$411,316

Intangibles are related to the Asset Acquisition (see Note 5) and consist of an acquired workforce and permits. Amortization for the year ended December 31, 2023 was $15,184.

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

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Note 7. Note Purchase Agreement (continued)

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

At inception, the Notes were recorded at the net amount of approximately $665,000, after adjusting for debt discounts of approximately $1,335,000 relating to the debt issuance costs, Contingent Stock and Contingent Warrants. Management calculates the effective interest rate (“EIR”) to consider the potential repayment at redemption date by reference to the face value amount after taking into account the stated 8% interest rate. In 2022, through the repayment date, the Company recorded interest expense of $39,111 and accreted interest of $1,299,895 and repaid the $2,000,000 in Notes with proceeds from the IPO that closed on April 19, 2022.

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

In connection with the closing of the IPO, 235,295 warrants were issued to settle the Contingent Warrant liability (“Note Warrants”) with an exercise price of $4.25 adjusted to $0.64 at September 29, 2023, based on anti-dilution terms in the warrants. The terms of the Note Warrants continue to require classification as a liability under ASC 815 with recognition of the changes in fair value to other income or expense in the consolidated statement of operations in accordance with ASC 480 Debt and Equity. (See Notes 8 and 10)

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Note 8. Stockholders’ Equity

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

a.	The first offering, the securities purchase agreement offering (the “Shelf Offering”) with institutional investors and the Company resulted in the Company receiving net proceeds from the Shelf Offering and the sale of pre-funded warrants of approximately $2.5 million, includes the value of the pre-funded warrants recorded in Additional Paid in Capital, net of $362,000 in fees relating to the placement agent and other offering expenses. The Shelf Offering was priced at the market under Nasdaq rules. In connection with the Shelf Offering, the Company issued 3,618,521 shares of common at a purchase price of $0.64 per unit and 800,000 pre-funded warrants at $0.639 per pre-funded warrants. The exercise price of the pre-funded warrants will be $0.001 per share.

b.	The second offering, the securities purchase agreement offering (“Private Placement”) with institutional investors and the Company received net proceeds from the Private Placement of approximately $2.4 million, net of $354,000 in fees relating to the placement agent and other offering expenses. In connection with the Private Placement, the Company issued: (i) 2,581,479 PIPE Shares (or PIPE Pre-Funded Warrants in lieu thereof) and (ii) PIPE Warrants (non-trading) to purchase 8,750,003 shares of our common stock, at a combined purchase price of $1.074 per unit (or $1.073 per pre-funded unit). The PIPE Warrants have a term of five and one-half (5.5) years from the issuance date and are exercisable for one share of common stock at an exercise price of $0.64. The net proceeds, after reflecting par value, has been recorded in Additional Paid in Capital of $1.6 million and with respect to the PIPE Warrants recorded as a liability under ASC 815 of $985,204. On October 16, 2023, the Company filed an S-1 (Resale) Registration Statement in connection with the Private Placement and on October 26, 2023 the S-1 went effective. At December 31, 2023 the warrant liability is $1,036,875. (See Notes 8 and 10).

On February 3, 2023, the Company completed a securities purchase agreement (“Offering”) with institutional investors and received net proceeds from the Offering were approximately $3.2 million, net of $600,000 in fees relating to the placement agent and other offering expenses. The Offering was priced at the market under Nasdaq rules. In connection with the Offering, the Company issued 2,248,521 units at a purchase price of $1.69 per unit. Each unit consists of one share of common stock and one non-tradable warrant exercisable for one share of common stock at a price of $1.56, adjusted to $0.64 at September 29, 2023, based on anti-dilution terms in the warrants. The warrants have a term of five years from the issuance date. On February 13, 2023, the Company filed an S-1 (Resale) Registration Statement in connection with the Offering.

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

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Note 8. Stockholders’ Equity (continued)

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

a) In connection with a one-year advisory services arrangement entered into in April 2023, the Company issued 495,000 warrants during the year ended December 31, 2023 at an exercise price of $1.56. The warrants have a three-year term and were fully vested on issuance. The FMV of the warrants recorded for the year end ended December 31, 2023 was $42,915 as computed using the Black Sholes valuation model. The assumptions for the year ended December 31, 2023 were: a) expected term – 3 years, b) expected volatility – 24.49% to 44.83%, c) risk free rate- 3.58% to 4.67.% and d) dividend rate – 0%.

b) In connection with the Private Placement in September 2023, the Company issued 8,750,003 non-trading PIPE Warrants as a component of the Unit as noted in Common Stock above. The PIPE Warrants were recorded at the FMV, computed using the Black Sholes valuation method. The PIPE Warrant’s liability requires remeasurement at each reporting period. The PIPE Warrants are classified as a liability based on ASC 815. At the issuance date and December 31, 2023, the liability was $985,204 and $1,036,875, respectively and for the year ended December 31, 2023 a FMV loss adjustment of $51,671 was recorded (See Note 10).

c) In connection with the Offering in February 2023, the Company issued 2,248,521 non-trading warrants Offering Warrants as a component of the Unit as noted in Common Stock above. The Offering Warrant’s liability requires remeasurement at each reporting period. The Offering Warrants were recorded at the FMV, computed using the Black Sholes valuation method. The Offering Warrants are classified as a liability based on ASC 815. At the issuance date and at December 31, 2023 the liability was $455,326 and $234,072, respectively. During the year ended December 31, 2023, the Company recorded a FMV gain adjustment of $221,254. (See Note 10).

d) In connection with the IPO in April 2022, the Company issued 7,500,000 warrants (Trading Warrants) as a component of the Units and 1,125,000 warrants to the underwriter (Overallotment Warrants), as noted in Common Stock above. The Trading and Overallotment Warrants were recorded at the FMV, being the trading price of the warrants, on the IPO effective date and the Warrants are classified as a Liability based on ASC 815. The Warrant liability requires remeasurement at each reporting period. At December 31, 2023 and 2022, the liability was $1,121,250. During years ended December 31, 2023 and 2022, the Company recorded a FMV loss (gain) adjustment of $0 and $(4,784,559), respectively (See Note 10).

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Note 8. Stockholders’ Equity (continued)

e) The Company has issued 235,295 Warrants (“Note Warrants”) to the Purchasers of the Notes on April 19, 2022. The Note Warrants have an exercise price of $4.25 and a term of five years. At December 31,2023 and 2022, the liability was $30,588. During the years ended December 31, 2023 and 2022, the Company recorded a FMV loss (gain) of $0 and ($127,059), respectively. (See Note 10)

f) The underwriter received 187,500 warrants in connection with the IPO for a nominal cost of $11,250. The Warrants have an exercise price of $5.32 and are exercisable after October 9, 2022. The FMV at the date of issuance was $228,750 computed using the Black Sholes valuation model with the following assumptions: a) volatility of 93.47%, five-year term, risk free interest rate 2.77% and 0% dividend rate. These warrants were recorded in Equity at the estimated FMV and classified as additional issuance costs.

Note 9. Preferred Stock

In February 2018, the Company Board of Directors issued one share of Series A Preferred Stock to Alan Blackman, the Company’s co-founder and Director. The Series A Preferred Stock entitles the holder to vote on any matters related to the election of directors and was reduced from 50.1% at December 31, 2022 to 29.5%, effective with the IPO. The Series A Preferred Stock has no right to dividends, or distributions in the event of a liquidation and is not convertible into common stock. In the event the Company is sold during the two-year period following completion of IPO at a price per share of more than 500% of the initial offering price per Unit in the IPO, the Series A Preferred Stock, as in effect upon completion of the IPO, will entitle the holder to 10% of the total purchase price. (See Note 15)

Note 10. Warrant Liability

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented as a Warrant liability in the accompanying consolidated balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the consolidated statement of operations, The non-trading warrants, related to the February 2023 and September 2023 offerings, are valued using the Black-Scholes pricing model. The assumptions for the year ended December 31, 2023 were as follows: (See Notes 7 and 8)

Year Ended December 31, 2023
Expected term (years)	4.10 to 5.50
Expected volatility	45.30% to 70.44%
Risk-free interest rate	3.53% to 4.54%
Dividend rate	0%

The Warrant liability at December 31, 2023 and 2022 was as follows:

	2023	2022
Trading and Overallotment Warrants	$1,121,250	1,121,250
Note Warrants	30,588	30,588
Offering Warrants – February 2023	234,072	-
Offering Warrants – September 2023	1,036,875	-
Total Warrant Liability	$2,422,785	1,151,838

The Warrants outstanding at December 31, 2023 and 2022 were as follows:

	December 31, 2023	December 31, 2022

Trading and Overallotment Warrants	8,812,500	8,812,500
Note Warrants	235,294	235,294
Offering Warrants – February 2023	2,248,521	-
Offering Warrants – September 2023	8,750,003	-
Warrants issued for services arrangement	495,000	-
Total Warrants Outstanding	20,541,318	9,047,794

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Note 10. Warrant Liability (continued)

For the years ended December 31, 2023 and 2022 the FMV loss (gain) adjustment, which is reflected in the FMV adjustment on Warrants in the Consolidated Statements of Operations was ($169,583) and ($4,784,559), respectively.

Note 11. Stock Options

On January 24, 2023, the Company’s Board of Directors initially adopted the 2023 Equity Incentive Plan (the “2023 Plan”), to provide for the issuance of up to 1,400,000 options and/or shares of restricted stock be available for issuance to officers, directors, employees and consultants. The 2023 Plan was subsequently updated to provide for the issuance of up to 3,500,000 options and/or shares of restricted stock. The 2023 Plan was approved by shareholders at the annual meeting

A summary of options granted and outstanding is presented below.

	2023		2022
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at Beginning of year	1,358,122	$4.37	1,137,479	$5.18
Granted	1,065,000	1.35	367,500	1.63
Cancelled			(3,571)	(4.38)
Forfeited	(14,286)	$1.75	(143,286)	$(3.77)

Outstanding at end of year	2,408,836	$3.03	1,358,122	$4.37

Exercisable at end of year	1,881,327	$3.47	1,132,861	$4.59

1)	During the year ended December 31, 2023, the Company granted five-year options (the “Options”) to purchase a total of:

	a)	975,000 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) to its directors, executive officers, employees and consultants pursuant to the Company’s. 2022 and 2023 Equity Incentive Plans. The Options are exercisable at $1.37 per share which was the closing price on January 25, 2023.
	b)	90,000 shares of the Company’s Common Stock in connection with an employment or consulting agreements at the exercise price, representing the closing price on the grant date ranging from $0.82 to $1.30.

During the year ended December 31, 2023, 660,000 Options have been granted under the 2023 Equity Incentive Plan and the remaining 405,000 Options were issued under the 2022 Equity Incentive Plan. At December 31, 2023, 1,748,836 Options are outstanding under the 2022 Equity Incentive Plan.

During the years ended December 31, 2023 and 2022, the estimated weighted-average grant-date fair value of options granted was $.80 per share and $1.63 per share, respectively. As of December 31, 2023 and 2022, there was $498,454 and $475,097, respectively, of unrecognized stock-based compensation related to unvested stock options with a weighted average fair value of $.94 and $2.05 per share, respectively, which is expected to be recognized over a weighted-average period sixteen months as of December 31, 2023.

The following table summarizes information about options outstanding at December 31, 2023:

Exercise Prices	Options Outstanding	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life	Options Exercisable	Aggregate Intrinsic Value on Exercisable Shares

$.82 to .92	40,000	-	4.58	18,794	-
$1.21	307,500	-	3.42	240,386	-
$1.30	50,000	-	4.21	43,750	-
$$1.37	975,000	-	4.17	561,719	-
$1.75	54,285	-	2.25	54,285	-
$2.80	141,429	-	2.25	141,429	-
$1.39	10,000	-	3.75	10,000	-
$4.25	50,000	-	3.75	50,000	-
$4.38	244,286	-	1.25	244,286	-
$7.00	536,335	-	2.00	516,679	-

At December 31,2023, the stock options outstanding and the options exercisable have exercise prices that exceed the stock market price at December 31, 2023 and as such no intrinsic value exist. Intrinsic value is defined as the difference between the exercise price of the options and the market price of the Company’s common stock.

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Note 11. Stock Options (continued)

In 2023 and 2022, the Company recognized stock-based compensation expense of $920,108, of which $906,745 and $13,363 was recorded in general and administrative and research and development expenses, respectively and $1,012,592, of which $915,797 and $96,795 was recorded in general and administrative and research and development expenses, respectively. Further, in 2022, the Company recorded stock-based charges of $63,612 relating to purchase of machinery (See Note 4) and $60,435 relating to an Acquisition. (See Note 5.)

The fair value of stock option awards accounted for under ASC 718 was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Expected term (years)	2.88 to 3.25	2.50 to 3.00
Expected volatility	75.40% to 89.93%	100.81% to 110.74%
Risk-free interest rate	3.71% to 4.27%	2.90% to 3.47%
Dividend rate	0%	0%

Note 12. Income Taxes

A reconciliation of the Federal statutory rate of 21% and 28% in the years ended December 31, 2023 and 2022, respectively to the total effective rate applicable to income (loss) is as follows:

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022

Expected benefit at statutory federal tax rate	$(2,073,230)	$(974,329)
Permanent differences – net	(35,469)	(859,515)
State and local taxes, net of federal tax benefit	-	(265,607)
Other	(24,569)	(21,965)
Change in valuation allowance	2,103,268	2,121,416
Income tax expense (benefit)	$(30,000)	$-

The components of the Company’s deferred tax assets (liabilities) are as follows:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Deferred tax assets (liabilities):
Fixed assets	$(281,073)	$(268,594)
Interest	35,178	62,310
Research and development expenses	400,810	454,942
Stock-based compensation	895,509	917,351
Charitable Contributions	420
Net operating losses - federal	4,456,242	2,898,411
Net operating losses – state and local	543,264	921,350
Net operating losses - foreign	233,114	37,686
Research credit	28,985	28,985
Less valuation allowance	(6,474,449)	(5,244,441)
Net deferred tax liability	$(162,000)	$(192,000)

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Note 12. Income Taxes (continued)

The authoritative guidance requires the asset and liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities. Deferred tax assets or liabilities at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered.

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

As of December 31, 2023, the Company had U.S. federal net operating loss carryforwards of approximately $21,222,000 of which $241,000, if not fully utilized, expires by 2038 and which $20,981,000 do not expire. The Company has foreign net operating loss carryforwards of $2,590,000, if not fully utilized, expire through 2028. Utilization is dependent on generating sufficient taxable income prior to expiration of the tax loss carryforwards.

The geographical components of loss before income taxes consisted of the following for the years ended December 31:

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022

United Stated Operations	$(8,173,807)	$(3,978,832)
International Operations	(1,667,831)	(660,830)
(Loss) Income before taxes	(9,871,638)	(4,639,662)

Note 13. Related Party Transactions and Balances

As of December 31, 2023 and 2022, accounts payable and accrued liabilities include $32,974 and $105,667, respectively, payable to officers, and directors of the Company. The amounts are unsecured, non-interest bearing and are due on demand (See Note 15).

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

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Note 14. Fair Value Measurements (continued)

As of December 31, 2023, the following financial assets and liabilities were measured at fair value on a recurring basis presented on the Company’s consolidated balance sheet:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total

Assets
Cash	$3,012,908	-	-	$3,012,908

Total assets measured at fair value	$3,012,908	-	-	$3,012,908

Liabilities
Warrant liability	$-	2,422,785	—	$2,422,785

Total liabilities measured at fair value	$-	2,422,785	-	$2,422,785

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

Note 15. Commitments and Contingencies

Fixed Assets and Other

At December 31, 2023, the remaining amounts due under outstanding orders of $56,874 is recorded in Accounts Payable. At December 31, 2022, the Company has outstanding orders to purchase equipment, molds and component parts for research and development of $609,953 of which advance payments of $209,678 have been made and recorded in Other Assets (See Note 6).

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Note 15. Commitments and Contingencies (continued)

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

Employment Agreements

On August 1, 2022, the Company cancelled the consulting agreement with Alan Blackman, Co- Chairman and Chief Operating Officer and entered into an Employment Agreement which provides for annual salary of $256,000, which provides for increases, and provisions compensation adjustments, expense and tax differential reimbursements, benefits and bonuses. As of September 1, 2022, the annual salary is $320,000. At June 30, 2022, the Company approved and accrued a $250,000 bonus to Mr. Blackman for services provided in 2022, of which $65,000 was paid subsequent to December 31, 2022. The Company terminated Mr. Blackman’s Employment Agreement effective May 1, 2023. Mr. Blackman continued to serve as the Co-Chairman and a member of the Board of Directors. Subsequent to June 30, 2023, the Company and Mr. Blackman entered into a separation agreement whereby, Mr. Blackman will be paid severance payments of approximately $346,000, which was recorded as an expense and an accrued expense as of June 30, 2023, over thirteen months, continue his medical benefits for such period with a cost of approximately $29,000 which has been accrued at June 30, 2023. At December 31, 2023, the outstanding balance due Mr. Blackman is $218,000, which is recorded in accrued expenses. Further, all unvested options were fully vested and the Company recorded a charge of $60,000. In connection with the separation agreement, Mr. Blackman no longer serves as Co-Chairman or Board member and has agreed to vote his Series A Preferred Stock in favor of the election, reelection, and/or designation of each individual nominated to serve as a director on the Board of Director as shall be identified in an applicable proxy statement filed by the Company for such election of directors. Once the payments due Mr. Blackman are fully paid, the Series A Preferred Stock shall be deemed immediately cancelled and forfeited and without further consideration. The Series A Preferred shall at such time be returned to the status of an authorized but unissued share of preferred stock of the Company.

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Note 15. Commitments and Contingencies (continued)

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

On February 9, 2023, the Company, appointed Justin Page, as Vice President of Technical Operations with a start date of February 15, 2023. The agreement provides for annual compensation of $235,000 and Options to purchase 50,000 shares of Common Stock at the exercise price of $1.30, the closing price on the grant date. During the course of the term, Mr. Paige will be eligible for (i) performance bonuses to be granted at the discretion of the Company’s Compensation Committee and (ii) to participate in the Company’s Equity Incentive Plan. The agreement contains customary employment terms and conditions and provides for severance of six months if a change in control occurs, as defined.

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

Note 16. Subsequent Events

In January 2024, the holders of 398,441 of pre-funded warrants exercised their warrants at the exercise price of $.001.

Item 9. Changes in and Disagreements with Accountants

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2023 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2023, were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, as a process designed by, or under the supervision of, a company’s Principal Executive Officer and Principal Financial Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles (GAAP). Our internal control over financial reporting includes those policies and procedure that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;
●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the issuer are being made only in accordance with the authorization of management of the issuer; and
●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In the course of preparing this Report and the Consolidated Financial Statements included herein, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commissions (COSO) in the Internal Control-Integrated Framework (2013). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2023 our internal control over financial reporting was effective as of December 31, 2023. Management has reviewed its assessment with the Audit Committee.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table provides information regarding our executive officers and directors as of the date of this Form 10-K:

Name	Age	Position(s)
Executive Officers:
Robert M. Hayes	57	Chief Executive Officer and Director
Andrew R. Crescenzo	67	Chief Financial Officer

Non-Executive Directors
Soren Bo Christiansen, MD	68	Chairman
Paul K. Danner	66	Director
Timothy J. Ruemler	65	Director
Brenda Baird Simpson	66	Director
Jason Monroe	37	Director

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

Non-Executive Directors

Dr. Soren Bo Christiansen

Soren Bo Christiansen, Chairman of the Board for Sharps Technology, joined the team in April 2018 as a Board member, became Chairman of the Board in December 2018 (held title of Co-Chairman from September 2021 to May 2023), and was CEO from April 2019 until he stepped down in September 2021. Dr. Christiansen worked for Merck & Co. Inc. for 30 years in Denmark, USA and Switzerland. He was Sr. VP Merck Vaccines (head of the Global Commercial division), President Eastern Europe, Middle East & Africa and during the last four years of his career, he was President for Europe, Middle East, Africa and Canada. He holds a medical degree from University of Copenhagen Denmark. Dr. Christiansen’s medical and pharmaceutical knowledge and experience qualifies him to serve on our board of directors.

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

Jason L. Monroe

Jason L. Monroe has served on our board of directors in April 2022 and serves as Chairperson of the Compensation Committee Mr. Monroe has been sales manager at CVS Health since 2016 and was a pharmacy manager at CVS Health from 2014 to 2015. He was Adjunct Professor for Pharmacy Technician program at Houston Community College from 2017 to 2019. Mr. Monroe received a PharmD from the Texas Southern University College of Pharmacy & Health Science and a BS from Prairie View A&M University. Mr. Monroe’s healthcare experience qualifies him to serve on our board of directors.

Board Composition

Our board currently consists of six directors, Robert M. Hayes, Soren Bo Christiansen, Paul K. Danner, Timothy J. Ruemler, Brenda Baird Simpson and Jason L. Monroe. Mr. Ruemler and Mr. Danner, Ms. Simpson and Mr. Monroe are “independent directors” within the meaning of the Listing Rules of the Nasdaq Stock Market.

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

Item 11. Executive Compensation

The amounts below represent the compensation awarded to or earned by or paid to our named executive officers who had total compensation of at least $100,000 for the years ended December 31, 2023 and 2022.

Summary Compensation Table

Name and Principal Position	Calendar Year	Salary or Consulting $	Bonus $	Stock Awards $	Other Payments $	Option Awards (6) $	Total

Robert M. Hayes, CEO (1)	2023	$416,666	100,000	-		$272,307	$788,973
	2022	$313,333	-	-	-	$56,124	$369,457

Alan R. Blackman, Former COO and Co- Chairman of the Board (2) terminated effective May 1, 2023	2023	$106,670		-	-	$81,278	$187,948
	2022	$272,669	$250,00-		37,000	$40,088	$599,757

Andrew R. Crescenzo, CFO (3)	2023	$225,000	-	-	11,232	$20,629	$258,861
	2022	$146,250	-	-	-	$12,026	$158,276

(1)	Mr. Hayes was appointed our chief executive officer on September 15, 2021.
(2)	Reflects consulting fees and/or salary earned, including accrued and unpaid compensation of $91,667 and $ 2022. Other 2022 payments represent tax differential payments of $29,000 and expense allowance of $8,000.
(3)	Reflects 2022 compensation as employee from October 1, 2022 to December 31, 2022 and consulting fees paid by CFO Consulting Partners LLC from January 1, 2022 to September 30, 2022. Other payments in 2023 reflect reimbursement for medical insurance.
(4)	See Note 11 to the audited financial statements for assumptions used in valuation.

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

Compensation of Directors

The following table sets forth compensation we paid to our directors during the year ended December 31, 2023 (excluding compensation under the Summary Compensation table above).

	Fees Earned or Paid in Cash	Stock Awards	Option Awards	All Other Compensation	Total
Name	($)	($)	($)	($)	($)
Timothy J. Ruemler (1)	30,000	-	73,141	-	103,141
Paul K. Danner (1,4)	70,000	-	73,141	-	143,141
Dr Soren Bo. Christiansen (2)	48,000	-	109,711	-	157,711
Brenda Simpson (3)	24,000	-	73,141	-	97,141
Jason Monroe (3)	30,000	-	73,141	-	103,141

(1)	Appointed as Directors in September 2021
(2)	Served as CEO and Chairman of the Board through September 15, 2021. Effective September 16, 2021, served as Co-Chairman of the Board through May1, 2024 and then appointed Chairman
(3)	Appointed as Directors in April 2022
(4)	Non-director services performed

Outstanding Equity Awards at Fiscal Year-End

The following table discloses information regarding outstanding equity awards granted or accrued as of December 31, 2023, for our named executive officers.

	Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Vested	Number of Securities Underlying Unexercised Options (#) Unvested	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock (#) that Vested	Market value of Shares or Units of Stock (#) that have not Vested

Robert M. Hayes	154,125	171,875	1.37	1/25/2028	-	-
	49,856	20,144	1.21	5/2/2027	-	-
	95,238	19,038	7.00	9/9/2026	-	-

Andrew R. Crescenzo	11,979	11,290	1.37	1/25/2028	-	-
	12,075	2,925	1.21	5/2/2027	-	-
	7,143	-	7.00	9/30/2026	-	-
	14,085	-	7.00	9/30/2026	-	-
	15,089	-	4.38	10/1/2025	-	-

Equity Incentive Plan

On January 24, 2023, the Company’s Board of Directors initially adopted the 2023 Equity Incentive Plan (the “2023 Plan”), to provide for the issuance of up to 1,400,000 options and/or shares of restricted stock be available for issuance to officers, directors, employees and consultants. The 2023 Plan was subsequently updated to provide for the issuance of up to 3,500,000 options and/or shares of restricted stock. The 2023 Plan was approved by shareholders at the annual meeting.

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

During the year ended December 31, 2023, the Company granted five-year options (the “Options”) to purchase a total of:

a)	975,000 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) to its directors, executive officers, employees and consultants pursuant to the Company’s. 2022 and 2023 Equity Incentive Plans. The Options are exercisable at $1.37 per share which was the closing price on January 25, 2023.
b)	90,000 shares of the Company’s Common Stock in connection with an employment or consulting agreements at the exercise price, representing the closing price on the grant date ranging from $0.82 to $1.30.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, as of March 28, 2024, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than ten (10%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group.

The table lists applicable percentage ownership based on 15,670,898 shares of common stock outstanding as of March 28, 2024. In addition, under the rules beneficial ownership include shares of our common stock issuable pursuant to the exercise of stock options and warrants that are either immediately exercisable or exercisable within 60 days of December 31, 2023. These shares are deemed to be outstanding and beneficially owned by the person holding those options or warrants for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

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

Name and address of beneficial owner	Number of shares of common stock beneficially owned	Percentage of common stock beneficially owned
Directors and Executive Officers:
Robert M. Hayes (1)	423,959	2.6%
Andrew R. Crescenzo (2)	77,564	*
Dr. Soren Bo Christiansen (3)	404,599	2.5%
Paul K. Danner (4)	96,069	*
Timothy J. Ruemler (5)	1,300,601	8.2%
Brenda Baird Simpson (6)	67,497	*
Jason Monroe (7)	70,354	*
All Directors and Officers as a Group (7persons)	2,440,643	14.5%

*	Less than 1%.

(1)	Represents 328,077 shares underlying options.

(2)	Includes 62,064 shares underlying options.

(3)	Includes 247,457 shares underlying options.

(4)	Includes 96,090 shares underlying options.

(5)	Includes 238,926 shares underlying options.

(6)	Includes 67,497 shares underlying options.

(7)	Includes 67,497 shares underlying options.

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

As of December 31, 2023 and 2022, accounts payable and accrued liabilities include $32,974 and $105,667, respectively, payable to officers, and directors of the Company. The amounts are unsecured, non-interest bearing and are due on demand.

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

Item 14. Principal Accounting Fees and Services

On December 22, 2023, the Company filed an 8K under Item 4.01 - Change in Registrant’s Certified Accountant which provided for:

1)	Resignation of Previous Independent Registered Accounting Firm

On December 22, 2023, Manning Elliott LLP (“Manning”) resigned as the Company’s independent registered public accounting firm, effective as of that date. In its letter to the Audit Committee of the Company’s board of directors, Manning advised that the current and anticipated operations of the Company did not meet its internal risk tolerance metrics. During the years ended December 31, 2022 and December 31, 2021 and the subsequent interim period through December 22, 2023, Manning noted their were no “disagreements” (as such term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304).

2)	Appointment of New Independent Registered Public Accounting Firm

a) On December 20, 2023, the Company’s Audit Committee approved the engagement of PKF O’Connor Davies (“PKF”) as the Company’s new independent registered public accounting firm for the fiscal year ending December 31, 2023, effective immediately. During the years ended December 31, 2022 and 2021 and through the subsequent interim period as of December 20, 2023, neither the Company, nor any party on behalf of the Company, consulted with PKF regarding either (a) the application of accounting principles to a specified transaction, either completed or proposed, or the audit opinion that might be rendered regarding the Company’s consolidated financial statements, and no written report or oral advice was provided to the Company.

Fees for services performed by Manning during the years ended December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Audit fees	$52,500	$124,000
Audit related fees	26,250	15,750
Total	$78,750	$139,750

Fees for services performed by PKF during the year ended December 31, 2023:

December 31, 2023
Audit fees	$120,000
Audit related fees	-
Total	$120,000

Audit Fees are fees paid by the Company to Manning or PKF for professional services for the audit of the Company’s financial statements included in the Form 10-K and review of financial statements included in the Form 10-Qs, and for services that are normally provided by the accountants in connection with regulatory filings or engagements. Audit Related Fees were paid by the Company to Manning for assurance and related services that are reasonably related to the performance of services relating to registration statements. These services include the accountant providing a consent letter related to the Company’s report filing.

PART IV

Item 15. Exhibits, Financial Statement Schedules

a) Financial Statements

1)	Financial statements for our Company are listed in the index under Item 8 of this document.

2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

b) Exhibits

Exhibit Number	Description
1.1	Form of Underwriting Agreement (incorporated by reference to Exhibit 1.1 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)
3.1	Articles of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)
3.2	Certificate of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)
3.3	Bylaws of Registrant (incorporated by reference to Exhibit 3.3 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)
5.1	Legal Opinion of Sichenzia Ross Ference LLP (incorporated by reference to Exhibit 5.1 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)
10.1	Asset/Share Purchase Agreement, dated June 10, 2020, among the Company, Safegard Medical (Hungary) Ktf, Numan Holding Ltd, Cortrus Services SA and Latitude Investments Limited (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)
10.2	Amendment No. 1 to Asset/Share Purchase Agreement, dated June 24, 2020 (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)
10.3	Amendment No. 2 to Asset/Share Purchase Agreement, dated August 27, 2020 (incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)
10.4	Amendment No. 3 to Asset/Share Purchase Agreement, dated October 28, 2020 (incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)
10.5	Amendment No. 4 to Asset/Share Purchase Agreement, dated July 19, 2021 (incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)
10.6	Amendment No. 5 to Asset/Share Purchase Agreement, dated February 28, 2022 (incorporated by reference to Exhibit 10.6 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)
10.7	Letter, dated September 23, 2021, from Numan Holding Ltd (incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)
10.8	Employment Agreement, dated September 9, 2021, between the Company and Robert Hayes (incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)
10.9	Consulting Agreement between the Company and Alan Blackman (incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)

Exhibit Number	Description
10.10	Amended Consulting Agreement, dated May 28, 2019, between the Company and Barry Berler (incorporated by reference to Exhibit 10.10 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)
10.11	Royalty Agreement, dated July 11, 2017, between Alan Blackman and Barry Berler (incorporated by reference to Exhibit 10.11 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)
10.12	Amendment to Royalty Agreement, dated September 4, 2018 (incorporated by reference to Exhibit 10.12 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)
10.13	Consulting Agreement, dated January 1, 2021, between the Company and Berry Berler (incorporated by reference to Exhibit 10.13 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)
10.14	Note Purchase Agreement, dated December 14, 2021, among the Company and the purchasers named therein (incorporated by reference to Exhibit 10.14 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)
10.15	Form of Note (incorporated by reference to Exhibit 10.15 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)
10.16	Security Agreement among the Company and the secured parties named therein (incorporated by reference to Exhibit 10.16 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)
10.17	Consent to be named as a director nominee of Jason Monroe (incorporated by reference to Exhibit 10.17 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)
10.18	Consent to be named as a director nominee of Brenda Baird Simpson (incorporated by reference to Exhibit 10.18 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)
10.19	Form of Warrant for this offering (incorporated by reference to Exhibit 10.19 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)
10.20	Form of Pre-Funded Warrant for this offering (incorporated by reference to Exhibit 10.20 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)
10.21	Form of Warrant Agent Agreement (Pre-Funded Warrants) (incorporated by reference to Exhibit 10.21 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)
10.22	2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.22 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)
10.23	Plan and Agreement of Merger, dated March 22, 2022, between Sharps Technology, Inc., a Wyoming corporation, and Sharps Technology, Inc., a Nevada corporation (incorporated by reference to Exhibit 10.23 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)
10.24	Form of Warrant Agent Agreement (Warrants) (incorporated by reference to Exhibit 10.24 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)
10.25	Form of Representative’s Warrant (incorporated by reference to Exhibit 10.25 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)
23.1	Consent of Manning Elliott LLP
23.2	Consent of PKF O’Connor Davies LLP

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Securities Exchange Act, as amended, and 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Definition Link

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.
+	Indicates management contract or compensatory plan.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of March 2024.

SHARPS TECHNOLOGY, INC.

By:	/s/ Robert M. Hayes
Robert M. Hayes
Chief Executive Officer and Director

By:	/s/ Robert M. Hayes

In accordance with the Exchange Act, this Report has been signed below by the following persons on March 29, 2024 on behalf of the registrant and in the capacities indicated.

By:	/s/ Robert M. Hayes
Robert M. Hayes
Chief Executive Officer and Director

/s/ Robert M. Hayes

Signature	Title	Date

/s/ Robert M. Hayes	Chief Executive Officer and Director	March 29, 2024
Robert M. Hayes	(Principal Executive Officer)

/s/ Andrew R. Crescenzo	Chief Financial Officer	March 29, 2024
Andrew R. Crescenzo	(Principal Financial and Accounting Officer)

/s/ Dr. Soren Bo Christiansen*	Chairman	March 29, 2024
Dr Soren Bo Christiansen

/s/ Paul K. Danner*	Director	March 29, 2024
Paul K. Danner

/s/ Timothy J. Ruemler*	Director	March 29, 2024
Timothy J. Ruemler

* By:	/s/ Robert M. Hayes
Attorney-in-fact

