Form 10-Q
period 2024-03-31
Sharps Technology Inc.
filed 2024-05-14
CIK 1737995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 14, 2024, the issuer had 15,670,898 shares of common stock, par value $.0001 per share, outstanding.

SHARPS TECHNOLOGY, INC.

i

SHARPS TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)	(Audited)
Assets:
Current Assets
Cash	$1,165,913	$3,012,908
Prepaid expenses and other current assets	202,335	116,508
Inventories, net (Note 3)	1,842,392	1,709,135
Current Assets	3,210,640	4,838,551

Fixed Assets, net of accumulated depreciation (Notes 4 and 5)	6,470,940	6,822,142
Other Assets (Notes 5 and 6)	122,242	128,575
TOTAL ASSETS	$9,803,822	$11,789,268

Liabilities:
Current Liabilities
Accounts payable (Note 4)	$753,810	$794,107
Accrued and other current liabilities (Notes 13 and 15)	454,654	476,090
Warrant liability (Notes 8 and 10)	1,572,728	2,422,785
Total Current Liabilities	2,781,192	3,692,982

Deferred Tax Liability	162,000	162,000
Total Liabilities	2,943,192	3,854,982

Commitments and Contingencies (Note 15)	-	-

Stockholders’ Equity:
Preferred stock, $.0001 par value;1,000,000 shares authorized; 1 share issued and outstanding	-	-
Common stock, $ $.0001 par value; 100,000,000, shares authorized; 15,670,898 shares issued and outstanding (2023: 15,274,457)	1,568	1,528
Additional paid-in capital	32,616,693	32,489,950
Accumulated other comprehensive income	373,759	591,812
Accumulated deficit	(26,131,390)	(25,149,004)
Total Stockholders’ Equity	6,860,630	7,934,286
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,803,822	$11,789,268

The accompanying notes are an integral part of these financial statements.

SHARPS TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31

(UNAUDITED)

	2024	2023

Revenue, net	$-	$-

Operating expenses:
Research and development	197,439	333,888
General and administrative	1,646,613	1,983,912
Total operating expenses	(1,844,052)	(2,317,800)
Loss from operations	(1,844,052)	(2,317,800)

Other income (expense)
Interest income (expense)	19,023	36,792
FMV adjustment warrants	850,057	184,085
Foreign currency and other	(7,414)	(14,907)
Total Other Income (Expense)	861,666	205,970
Net loss	$(982,386)	$(2,111,830)

Net loss per share, basic and diluted	$(0.05)	$(0.20)
Weighted average shares used to compute net loss per share, basic and diluted	18,655,936	10,731,544

The accompanying notes are an integral part of these financial statements.

2

SHARPS TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31

(UNAUDITED)

	2024	2023
Net loss	$(982,386)	$(2,111,830)

Other comprehensive income (loss)

Foreign currency translation adjustments	(218,053)	270,983

Comprehensive loss	$(1,200,439)	$(1,840,847)

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

SHARPS TECHNOLOGY, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2024

(Unaudited)

	Preferred Stock			Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders
	Shares	Amount		Shares	Amount	Capital	Income	Deficit	Equity

Balance -December 31, 2023	1	$		15,274,457	$1,528	$32,489,950	$591,812	$(25,149,004)	$7,934,286

Net loss for the three months ended March 31, 2024	-		-	-	-	-	-	(982,386)	(982,386)

Share-based compensation charges	-		-	-	-	126,387	-	-	126,387

Exercise of Pre-Funded Warrants	-		-	396,441	40	356	-	-	396

Foreign Currency Translation	-		-	-	-	-	(218,053)	--	(218,053)

Balance - March 31, 2024	1		-	15,670,898	$1,568	$32,616,693	$373,759	$(26,131,390)	$6,860,630

The accompanying notes are an integral part of these financial statements.

SHARPS TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31

(UNAUDITED)

	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(982,386)	$(2,111,830)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	195,411	216,090
Stock-based compensation and common stock issued for services	126,387	383,100
FMV adjustment for Warrants	(850,057)	(184,085)
Foreign exchange gain	(7,414)	(6,681)
Changes in operating assets:
Prepaid expenses and other current assets	(91,158)	(56,674)
Inventory	(202,446)	(360,916)
Other assets	-	(36,227)
Accounts payable and accrued liabilities	(77,652)	94,553
Net cash used in operating activities	(1,889,315)	(2,062,670)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets or deposits paid	(2,852)	(163,272)
Net cash used in investing activities	(2,852)	(163,272)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of Pre-Funded warrants	396	-
Net proceeds from Initial Public Offering and additional offerings	-	3,238,711
Net cash provided by financing activities	396	3,238,711

Effect of exchange rate changes on cash	44,776	73,580

NET INCREASE (DECREASE) IN CASH	(1,846,995)	1,086,349
CASH — BEGINNING OF YEAR	3,012,908	4,170,897
CASH — END OF PERIOD	$1,165,913	$5,257,246

The accompanying notes are an integral part of these financial statements.

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

Note 1. Description of Business

Nature of Business and Going Concern

Sharps Technology, Inc. (“Sharps” or the “Company”) is a pre-revenue medical device company that has designed and patented various safety syringes and is seeking commercialization by manufacturing and distribution of its products.

The accompanying condensed consolidated financial statements include the accounts of Sharps Technology, Inc. and its wholly owned subsidiaries, Safegard Medical, Kft. and Sharps Technology Acquisition Corp. collectively referred to as the “Company.” The condensed consolidated balance sheet as of March 31, 2024 and the condensed consolidated statements of operations, statements of comprehensive loss, statements of stockholders’ equity and the statements of cash flow for the three months ended March 31, 2024 and 2023 (the “interim statements”) are unaudited. All intercompany transactions and balances have been eliminated. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and operating results for the interim periods have been made. Certain information and footnote disclosure, normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted. The interim statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2023 and notes thereto contained in the Company’s Form 10-K filed with the Securities and Exchange Commission. The condensed consolidated balance sheet at December 31, 2023 has been derived from the audited financial statements at that date. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not generated revenue or cash flow from operations since inception. As of March 31, 2024, the Company had a working capital of $429,448 which is not expected to be sufficient to fund the Company’s planned operations for the next 12 months. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to raise sufficient financing to acquire or commercialize its products into a profitable business. The Company intends to finance its commercialization activities and its working capital needs largely from the sale of equity securities and/or with additional funding from other traditional financing sources until such time that funds provided by operations are sufficient to fund working capital requirements. The unaudited condensed consolidated financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

Note 2. Summary of Significant Accounting Policies (continued)

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. As of March 31, 2024, the most significant estimates relate to derivative liabilities and stock-based compensation.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are maintained with various financial institutions. At March 31, 2024 and December 31, 2023, the Company had no cash equivalents.

Inventories

The Company values inventory at the lower of cost (average cost) or net realizable value. Work-in-process and finished goods inventories consist of material, labor, and manufacturing overhead. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. A reserve is established for any excess or obsolete inventories or they may be written off. At March 31, 2024, and December 31, 2023, inventory is comprised of raw materials, including packaging, work in process (components) and finished goods.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

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

Fixed Assets

Fixed assets are stated at cost. Expenditures for maintenance and repairs are charged to operations as incurred. The Company’s fixed assets consist of land, building, machinery and equipment, molds and website. Depreciation is calculated using the straight-line method commencing on the date the asset is operating in the way intended by management over the following useful lives: Building – 20 years, Machinery and Equipment – 3-10 years and Website and Computer Systems – 3 years. The expected life for Molds is based on the lesser of the number of parts that will be produced based on the expected mold capability or 5 years.

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

There were no impairment losses recognized during the three months ended March 31, 2024 and 2023.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

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

At their issuance date and as of March 31, 2024, certain warrants (see Notes 8 and 10) were accounted for as liabilities as these instruments did not meet all of the requirements for equity classification under ASC 815-40 based on the terms of the aforementioned warrants. The resulting warrant liabilities are re-measured at each balance sheet date until their exercise or expiration, and any change in fair value is recognized in the Company’s condensed consolidated statements of operations.

Foreign Currency Translation/Transactions

The Company has determined that the functional currency for its foreign subsidiary is the local currency. For financial reporting purposes, assets and liabilities denominated in foreign currencies are translated at current exchange rates and profit and loss accounts are translated at weighted average exchange rates. Resulting translation gains and losses are included as a separate component of stockholders’ equity as accumulated other comprehensive income or loss. Gains or losses resulting from transactions entered into in other than the functional currency are recorded as foreign exchange gains and losses in the condensed consolidated statements of operations.

Comprehensive income (loss)

Comprehensive income (loss) consists of the Company’s consolidated net loss and foreign currency translation adjustments related to its subsidiary. Foreign currency translation adjustments included in comprehensive loss were not tax effected as the Company has a full valuation allowance at March 31, 2024 and December 31, 2023. Accumulated other comprehensive income (loss) is a separate component of stockholders’ equity and consists of the cumulative foreign currency translation adjustments.

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

Note 2. Summary of Significant Accounting Policies (continued)

Basic and Diluted Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the consolidated statements of operations. Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Basic EPS includes 2,985,038 of pre-funded warrants (see Note 8). Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of March 31, 2024, there were 23,085,155 stock options and warrants that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented.

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

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

Note 2. Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

On August 5, 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. ASU 2020-06 simplifies the guidance in U.S. GAAP on the issuer’s accounting for convertible debt instruments, requires entities to provide expanded disclosures about “the terms and features of convertible instruments” and how the instruments have been reported in the entity’s financial statements. It also removes from ASC 815-40-25-10 certain conditions for equity classification and amends certain guidance in ASC 260, Earnings per Share, on the computation of EPS for convertible instruments and contracts on an entity’s own equity. An entity can use either a full or modified retrospective approach to adopt the ASU’s guidance. The ASU’s amendments are effective for smaller public business entities fiscal years beginning after December 15, 2023. The Company does not expect the pronouncement to have a material impact on the Company and will disclose the nature and reason for any elections that the Company makes.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The new guidance requires disaggregated information about the effective tax rate reconciliation and additional information on taxes paid that meet a quantitative threshold. The new guidance is effective for public companies for annual reporting periods beginning after December 15, 2024, a, with early adoption permitted . The Company is currently evaluating the impacts of the new guidance on its disclosures within the consolidated financial statements.

The Company does not expect the adoption of any accounting pronouncements to have a material impact on the condensed consolidated financial statements.

We reviewed all other recently issued accounting pronouncements and have concluded they are not applicable or not expected to be significant to the accounting for our operations.

Note 3. Inventories

Inventories, net consisted of the following at:

	March 31, 2024	December 31, 2023
Raw materials	$306,322	$254,461
Work in process	134,347	170,464
Finished goods	1,401,723	1,284,210
Total	$1,842,392	$1,709,135

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

Note 4. Fixed Assets

Fixed assets, net, is summarized as follows as of:

	March 31, 2024	December 31, 2023

Land	$247,333	$260,460
Building	2,879,828	3,022,490
Machinery and Equipment	4,650,570	4,464,317
Computer Systems and Website & Other	290,661	290,661
Total Fixed Assets	8,068,392	8,037,928
Less: accumulated depreciation	(1,597,452)	(1,215,786)
Fixed asset, net	$6,470,940	$6,822,142

Depreciation expense of fixed assets for the three months ended March 31, 2024 and 2023 was $190,121 and $212,109, respectively. Substantially, all the Company’s fixed assets are located at the Company’s Hungary location. As of March 31, 2024, the Company has $100,000 in remaining payments for machinery purchased, which is included in accounts payable.

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

The acquisition of Safegard, which closed on July 6, 2022, did not meet the definition of a business pursuant to ASC 805-10, and accordingly was accounted for as an asset acquisition in accordance with ASC 805-50. The cost of the acquisition was $2,936,712, including transaction costs of $53,576, with the allocation to the assets acquired on a relative fair value basis. The intangibles relate to permits and a limited workforce acquired. Under ASC 805-50, no goodwill is recognized. The operating results for Safegard are included in the condensed consolidated financial statements for the period beginning after the closing on July 6, 2022.

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

Note 5. Asset Acquisition (continued)

The relative fair value of the assets acquired and related deferred tax liability during 2022 was as follows:

Land	$226,000
Building and affixed assets	2,648,000
Machinery	158,000
Inventory	32,000
Intangibles	64,712
Deferred tax liability	(192,000)

Total	$2,936,712

The useful lives for the acquired assets is Building - 20 years; Machinery – 5 to 10 years; Intangibles – 5 years. The related depreciation and amortization is being recorded on a straight-line basis.

Note 6. Other Assets

Other assets as of March 31, 2024 and December 31, 2023 are summarized as follows:

	March 31, 2024	December 31, 2023
Intangibles, net	46,180	52,513
Other	76,062	76,062
	$122,242	$128,575

Intangibles are related to the Asset Acquisition (see Note 5) and consist of an acquired workforce and permits. Amortization for the three months ended March 31, 2024 and 2023 was $5,290 and $3,980, respectively.

Note 7. Note Purchase Agreement

On December 14, 2021, the Company entered into a Note Purchase Agreement (“NPA”) with three unrelated third-party purchasers (“Purchasers”). The Purchasers provided financing to the Company in the form of bridge financing, aggregating principal of $2,000,000 (the “Notes”). The principal under the Notes was payable on the earlier of (i) December 14, 2022, and (ii) the date on which the Company consummates an initial public offering (“IPO”), herein referred to as the “Maturity Date”. The Notes bore interest at 8% with interest payments due monthly. The Company and the Purchasers had entered into a Security Agreement whereby the Notes were collateralized by substantially all the assets of the Company, both tangible and intangible both currently owned with stated exclusions, as defined, and any future acquired with stated exclusions, as defined.

As additional consideration to the Purchasers for providing the financing, the Company issued to each Purchaser a) a number of shares of the Company’s Common Stock equal to 50% of the original principal amount of each Purchaser’s Note (the “Contingent Stock”) and b) a number of warrants, which would allow the Purchasers to purchase additional shares of the Company’s Common Stock, equal to 50% of the original principal amount each Purchaser’s Note for a term of 5.0 years (the “Contingent Warrants”).

For both the Contingent Stock and the Contingent Warrants, the number of shares and warrants that each Purchaser was issued was determined based on a formula of 50% of the original principal amount divided by a “Subsequent Offering Price” based on the valuation in a future offering of Common stock or other equity interest in the Company (such offering referred to as a “Consummated Offering”) during the period beginning on December 14, 2021 through and including the date the Company consummates an initial public offering (“IPO”) (such period referred to as the “Subsequent Offering Period”).

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

Note 7. Note Purchase Agreement (continued)

In accordance with ASC 480-10-25-14, a fixed monetary amount existed at inception for the total value of Contingent Stock that may be issued to each Purchaser. Similarly, a fixed monetary amount further existed at inception for the total value of Contingent Warrants that may be issued to each Purchaser. The Contingent Stock and Contingent Warrant liabilities were measured at FMV on the date of issuance (based on the Black-Scholes valuation model).

The Company repaid the $2,000,000 in Notes with proceeds from the IPO that closed on April 19, 2022 and the Company issued 235,295 shares of Common Stock to settle the Contingent Stock liability, re-measured the liability at its estimated FMV based on the stock’s trading price and reclassified $496,000 to Common Stock Par Value and Additional Paid in Capital. Further, with the closing of the IPO, 235,295 warrants were issued to settle the Contingent Warrant liability (“Note Warrants”) with an exercise price of $4.25, adjusted to $0.64 at September 29, 2023, based on anti-dilution terms in the warrants. The terms of the Note Warrants continue to require classification as a liability under ASC 815 with recognition of the changes in fair value to other income or expense in the consolidated statement of operations in accordance with ASC 480 Debt and Equity. (See Note 8 and 10).

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

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

Note 8. Stockholders’ Equity (continued)

b.	The second offering, the securities purchase agreement offering (“Private Placement”) with institutional investors and the Company received net proceeds from the Private Placement of approximately $2.4 million, net of $354,000 in fees relating to the placement agent and other offering expense. In connection with the Private Placement, the Company issued: (i) 2,581,479 PIPE Shares (or PIPE Pre-Funded Warrants in lieu thereof) and (ii) PIPE Warrants (non-trading) to purchase 8,750,003 shares of our common stock, at a combined purchase price of $1.074 per unit (or $1.073 per pre-funded unit). The PIPE Warrants have a term of five and one-half (5.5) years from the issuance date and are exercisable for one share of common stock at an exercise price of $0.64. The net proceeds, after reflecting par value, has been recorded in Additional Paid in Capital of $1.6 million and with respect to the PIPE Warrants recorded as a liability under ASC 815 of $985,204. On October 16, 2023, the Company filed an S-1 (Resale) Registration Statement in connection with the Private Placement and on October 26, 2023 the S-1 went effective. (See Note 10)

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

Warrants

a)	In connection with one-year advisory services arrangement entered into in April 2023, the Company issued 135,000 warrants during the three months ended March 31, 2024, an aggregate of 630,000 over the one-year term, at an exercise price of $1.56. The warrants have a three-year term and were fully vested on issuance. The FMV of the warrants issued in the three months ended March 31, 2024 was $8,590 which was computed using the Black Sholes valuation model with the following assumptions: a) volatility of 33.46% to 81.62%, three-year term, risk free interest rate of 4.20% to 4.21% and 0% dividend rate.

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

Note 8. Stockholders’ Equity (continued)

b)	In connection with the Private Placement in September 2023, the Company issued 8,750,003 non-trading PIPE Warrants as a component of the Unit as noted in Common Stock above. The PIPE Warrants are classified as a liability based on ASC 815 and require remeasurement at each reporting period. The PIPE Warrants are recorded at the FMV, computed using the Black Sholes valuation method. For the three months ended March 31, 2024, the Company recorded a FMV gain adjustment of $325,304. (See Note 10).

c)	In connection with the Offering in February 2023, the Company issued 2,248,521 non-trading warrants Offering Warrants as a component of the Unit as noted in Common Stock above. The Offering Warrants are classified as a liability based on ASC 815 and require remeasurement at each reporting period. The Offering Warrants were recorded at the FMV, computed using the Black Sholes valuation method. For the three months ended March 31, 2024 and 2023 the Company recorded FMV gain adjustments of $81,738 and $184,085, respectively. (See Note 10).

d)	In connection with the IPO in April 2022, the Company issued 7,500,000 warrants (Trading Warrants) as a component of the Units and 1,125,000 warrants to the underwriter (Overallotment Warrants), as noted in Common Stock above. The Trading and Overallotment Warrants were recorded at the FMV, being the trading price of the warrants, on the IPO effective date and the Warrants are classified as a Liability based on ASC 815. The Warrant liability requires remeasurement at each reporting period based on the trading price of the warrants. During the three months ended March 31, 2024 and 2023, the Company recorded an FMV gain adjustment of $431,250 and $0, respectively. (See Note 10).

e)	The Company issued 235,295 Warrants (“Note Warrants”) to the Purchasers of the Notes on April 19, 2022. The Note Warrants, which are recorded at the FMV being the trading price of the warrants, are classified as a Liability based on ASC 815. The Note Warrants require remeasurement at each reporting period. During the three months ended March 31, 2024 and 2023, the Company recorded a FMV gain of $11,765 and $0, respectively. (See Notes 7 and 10).

f)	The underwriter received 187,500 warrants in connection with the IPO for a nominal cost of $11,250. The Warrants have an exercise price of $5.32 and are exercisable after October 9, 2022. The FMV at the date of issuance was $228,750 computed using the Black Sholes valuation model with the following assumptions: a) volatility of 93.47%, five-year term, risk free interest rate 2.77% and 0% dividend rate. The estimated FMV was classified as additional issuance costs.

Note 9. Preferred Stock

In February 2018, the Company Board of Directors issued one share of Series A Preferred Stock to Alan Blackman, the Company’s co-founder and Director. The Series A Preferred Stock entitles the holder to vote on any matters related to the election of directors and was reduced from 50.1% at December 31, 2021 to 29.5%, effective with the IPO. The Series A Preferred Stock has no right to dividends, or distributions in the event of a liquidation and is not convertible into common stock. In the event the Company is sold during the two-year period following completion of IPO at a price per share of more than 500% of the initial offering price per Unit in the IPO, the Series A Preferred Stock, as in effect upon completion of the IPO, will entitle the holder to 10% of the total purchase price. (See Note 15)

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

Note 10. Warrant Liability

Certain Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented as a Warrant liability in the accompanying condensed consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the condensed consolidated statements of operations. The Black Scholes Option-Pricing model used the following assumptions for the three months ended March 31, 2024 and 2023 (See Notes 7 and 8).

	March 31, 2024	March 31, 2023
Expected term (years)	3.85 to 5	4.86
Expected volatility	68.05%	45.23%
Risk-free interest rate	4.10 to 4.20%	3.53%
Dividend rate	0	0

The Warrant liability at March 31, 2024 and December 31, 2023 was as follows:

	March 31, 2024	December 31, 2023
Trading and Overallotment Warrants	$690,000	$1,121,250
Note Warrants	18,824	30,588
Offering Warrants – February 2023	152,333	234,072
Offering Warrants – September 2023	711,571	1,036,875
Total Warrant Liability	$1,572,728	$2,422,785

The Warrants outstanding at March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024	December 31,2023

Trading and Overallotment Warrants	8,812,500	8,812,500
Note Warrants	235,295	235,295
Offering Warrants – February 2023	2,248,521	2,248,521
Offering Warrants – September 2023	8,750,003	8,750,003
Warrants issued for services arrangement	630,000	495,000
Total Warrants Outstanding	20,676,319	20,541,319

For the three months ended March 31, 2024 and 2023, the FMV gain adjustment, which is reflected in the FMV adjustment on Warrants in the Condensed Consolidated Statements of Operations was $850,057 and $184,085, respectively.

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

Note 11. Stock Options

A summary of options granted and outstanding is presented below.

	March 31, 2024
	Options	Weighted Average Exercise Price
Outstanding at Beginning of year	2,408,836	$3.03
Granted	-	-
Forfeited	-	-
Outstanding at end of period	2,408,836	$3.03

Exercisable at end of period	2,026,788	$3.34

On January 24, 2023, the Company’s Board of Directors initially adopted the 2023 Equity Incentive Plan (the “2023 Plan”), to provide for the issuance of up to 1,400,000 options and/or shares of restricted stock be available for issuance to officers, directors, employees and consultants. The 2023 Plan was subsequently updated to provide for the issuance of up to 3,500,000 options and/or shares of restricted stock. The 2023 Plan was approved by shareholders at the annual meeting. At March 31, 2024, there are 660,000 Options outstanding under the 2023 Equity Incentive Plan and 1,748,836 Options outstanding under the 2022 Equity Inventive Plan. (see Note 16)

As of March 31, 2024, there was $355,730 of unrecognized stock-based compensation related to unvested stock options with a weighted average fair value of $0.93 per share, which is expected to be recognized over a weighted-average period fourteen months as of March 31, 2024.

The following table summarizes information about options outstanding at March 31, 2024:

Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life	Shares Exercisable
$0.82 to 0.92	40,000	4.33	27,856
$1.21	307,500	3.17	292,564
$1.30	50,000	3.96	50,000
$1.37	975,000	3.92	632,604
$1.39	10,000	3.50	10,000
$1.75	54,285	2.00	54,285
$2.80	141,429	2.00	141,429
$4.25	50,000	3.50	50,000
$4.38	244,286	1.00	244,286
$7.00	536,336	1.75	523,764

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

Note 11. Stock Options (continued)

At March 31, 2024, the stock options outstanding and the options exercisable have exercise prices that exceed the stock market price at March 31, 2024 and as such no intrinsic value exists. Intrinsic value is defined as the difference between the exercise price of the options and the market price of the Company’s common stock.

For the three months ended March 31, 2024, the Company recognized stock-based compensation expense of $117,797, of which $114,456 and $3,341 was recorded in general and administrative and research and development expenses, respectively.

For the three months ended March 31, 2023, the Company recognized stock-based compensation expense of $383,100 which was recorded in general and administrative.

Note 12. Income Taxes

At the end of each interim reporting period, the Company estimates its effective tax rate expected to be applied for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods. Accordingly, the Company’s effective tax rate for the three months ended March 31, 2024 was 0% compared to the effective tax rate of 0% for three months ended March 31, 2023. The Company’s effective tax rates for both periods were affected primarily by a full valuation allowance on domestic net deferred tax assets.

Note 13. Related Party Transactions and Balances

As of March 31, 2024 and December 31, 2023, accounts payable and accrued liabilities include $29,000 and $32,974, respectively, payable to officers and directors of the Company. The amounts are unsecured, non-interest bearing and are due on demand (See Note 15).

Note 14. Fair Value Measurements

The Company’s financial instruments include cash, accounts payable, and warrant liability. Cash and warrant liability are measured at fair value. Accounts payable is measured at amortized cost and approximates fair value due to its short duration.

As of March 31, 2024, the following financial assets and liabilities were measured at fair value on a recurring basis presented on the Company’s condensed consolidated balance sheet:

	Level 1	Level 2	Level 3	Total

Assets
Cash	$1,165,913	-	-	$1,165,913

Total assets measured at fair value	$1,165,913	-	-	$1,165,913

Liabilities
Warrant liability	$-	1,572,728	-	$1,572,728

Total liabilities measured at fair value	$-	1,572,728	-	$1,572,728

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

Note 14. Fair Value Measurements (continued)

As of December 31, 2023, the following financial assets and liabilities were measured at fair value on a recurring basis presented on the Company’s condensed consolidated balance sheet:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total

Assets
Cash	$3,012,908	-	-	$3,012,908

Total assets measured at fair value	$3,012,908	-	-	$3,012,908

Liabilities
Warrant liability	$-	2,422,785	—	$2,422,785

Total liabilities measured at fair value	$-	2,422,785	-	$2,422,785

Note 15. Commitments and Contingencies

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

In September 2018, the Royalty Agreement was amended to reduce the royalty to 2% and further provided for a single payment of $500,000 to Barry Berler within three years in return for cancellation of all further royalty obligations of the Company. In May 2019, the Royalty Agreement was further amended to change the payment date to on or before May 31, 2021 or during the term of the amended Royalty Agreement should the Company be acquired or a controlling interest be acquired. The Company has not made the aforementioned payment or incurred any change in control as such the 2% royalty remains in place.

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

Note 15. Commitments and Contingencies (continued)

Employment Agreements and Other

On August 1, 2022, the Company cancelled the consulting agreement with Alan Blackman, Co- Chairman and Chief Operating Officer and entered into an Employment Agreement. which provided for annual salary of $256,000, which provides for increases, and provisions compensation adjustments, expense and tax differential reimbursements, benefits and bonuses. As of September 1, 2022, the annual salary is $320,000. At June 30, 2022, the Company approved and accrued a $250,000 bonus to Mr. Blackman for services provided in 2022, of which $65,000 was paid subsequent to December 31, 2022. The Company terminated Mr. Blackman’s Employment Agreement effective May 1, 2023. Mr. Blackman continued to serve as the Co-Chairman and a member of the Board of Directors. Subsequent to June 30, 2023, the Company and Mr. Blackman entered into a separation agreement whereby, Mr. Blackman will be paid severance payments of approximately $346,000, which was recorded as an expense and an accrued expense as of June 30, 2023, over thirteen months, continue his medical benefits for such period with a cost of approximately $29,000 which has been accrued at June 30, 2023. At March 31, 2024, the outstanding balance due Mr. Blackman is $98,000, which is recorded in accrued expenses. Further, all unvested options were fully vested and the Company recorded a charge of $60,000 in 2023. In connection with the separation agreement, Mr. Blackman no longer serves as Co-Chairman or Board member and has agreed to vote his Series A Preferred Stock in favor of the election, reelection, and/or designation of each individual nominated to serve as a director on the Board of Director as shall be identified in an applicable proxy statement filed by the Company for such election of directors. Once the payments due Mr. Blackman are fully paid, the Series A Preferred Stock shall be deemed immediately cancelled and forfeited and without further consideration. The Series A Preferred shall at such time be returned to the status of an authorized but unissued share of preferred stock of the Company.

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

In October 2022, the Company entered into a service agreement (“Service Agreement”) with an unrelated third-party for marketing and investor relations services. The Service Agreement, which had a term of one year, had various deliverables and provided for payments to the third party as follows; a) an initial fee of $90,000, b) monthly fees through the term of $12,500, c) 200,000 shares of restricted common stock and d) $300,000 specifically related to digital marketing activities. The 200,000 shares of restricted common stock were valued at $230,000, representative of the trading price on the issuance.

On February 9, 2023, the Company, appointed Justin Page, as Vice President of Technical Operations with a start date of February 15, 2023. The agreement provides for annual compensation of $235,000 and options to purchase 50,000 shares of common stock at the exercise price of $1.30, the closing price on the grant date. During the course of the term, Mr. Page will be eligible for (i) performance bonuses to be granted at the discretion of the Company’s Compensation Committee and (ii) to participate in the Company’s Equity Incentive Plan. The agreement contains customary employment terms and conditions and provides for severance of six months if a change in control occurs, as defined.

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

Note 16. Subsequent Events

On April 26, 2024, the Company granted five-year Options under the 2023 Equity Incentive Plan to purchase a total of 1,395,000 shares of the Company’s common stock, par value $.0001 per shares to its directors, executive officers, employees and consultants. The exercise price of the Options granted was the closing stock price on the grant date.

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

Overview

Since our inception in 2017, we have devoted substantially all our resources to the research and development and commencing the latter part of 2023 on manufacturing of our safety syringe products. To date, we have generated no revenue. We have incurred net losses in each year since our inception and, as of March 31, 2024, we had an accumulated deficit of $26,131,390. Our net loss was $982,386 for the three months ended March 31, 2024. Substantially all of our net losses resulted from costs incurred in connection with our research and development efforts, payroll and consulting fees, stock compensation and general and administrative costs associated with our operations, including costs incurred for being a public company since April 14, 2022. See below, Liquidity and Capital Resources and Notes to Unaudited Condensed Consolidated Financial Statements.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not generated revenue or cash flow from operations since inception. As of March 31, 2024, the Company had working capital of $429,448 which is not expected to be sufficient to fund the Company’s planned operations for the next 12 months. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to raise sufficient financing to acquire or commercialize its products into a profitable business. The Company intends to finance its commercialization activities and its working capital needs largely from the sale of equity securities and/or with additional funding from other traditional financing sources until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Substantially all of our research and development expenses to date have been incurred in connection with our syringe products. We expect to continue to incur research and development expenses for the foreseeable future as we continue to enhance our product to meet the market requirements for our Sharps syringe product line for its various intended uses throughout the world.

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

On September 22, 2023, the Company entered into a series of agreements with Nephron and Nephron’s wholly owned subsidiary InjectEZ, LLC. The Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) to purchase certain equipment and leasehold improvements at Nephron’s facility (the “Facility”) in West Columbia, South Carolina. The Company continues to work with Nephron towards the purchase of the Nephron facility pursuant to the Asset Purchase Agreement dated September 22, 2023. This Asset Purchase Agreement, when closed, will supersede the manufacturing and supply agreement entered into in connection with the NPC Agreement on September 29, 2022, as noted in the subsequent paragraph. The closing of the Asset Purchase Agreement is contingent on obtaining the necessary financing and there can be no assurance that the closing of the asset sale will occur.

On March 4, 2024 (the “Effective”) Company entered into a cooperative sales and distribution agreement (the “Agreement”) with Roncadelle Operations s.r.l (“Roncadelle”). In conjunction with the execution of the Agreement, Roncadelle appointed the Company as its exclusive distributor of Roncadelle products in the United States, Canada, Central and South America and their territories. The Company appointed Roncadelle as its exclusive distributor of Sharps products in Europe, Middle East, APAC, South Africa and Australia and their territories. The Company and Roncadelle agreed to bear their own separate costs and expenses, including fees and other expenses, relating to external advisors and the preparation negotiation, execution and performance of this Agreement and any related documents. The Agreement is effective as of the Effective Date for the initial period of one (1) year (the “Initial Term”). Upon expiration of the Initial Term, the term of the Agreement shall automatically renew for additional successive one-year terms, unless either party provides written notice of non-renewal at least ninety (90) days prior to the end of the then-current term, unless any renewal term is terminated earlier pursuant to the terms of the Agreement or applicable law.

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

The accompanying unaudited condensed consolidated financial statements include the accounts of Sharps Technology, Inc. and its wholly owned subsidiary, Safegard Medical, Kft. and Sharps Technology Acquisition Corp. collectively referred to as the “Company.” All intercompany transactions and balances have been eliminated.

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

Summary of Significant Accounting Policies

Our significant accounting policies are described in Note 2 of the accompanying condensed consolidated financial statements and further discussed in our annual financial statements included in our annual report on Form 10-K for the year ended December 31, 2023.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any off-balance sheet arrangements as defined under Regulation S-K Item 303(a)(4).

Results of Operations – Three Months Ended March 31, 2024 and 2023.

	2024	2023	Change	Change %
Research and development	$197,439	333,888	$(136,449)	(41)%
General and administrative	1,646,613	1,983,912	(337,299)	(17)%
Interest expense (income)	(19,023)	(36,792)	17,769	(48)%
FMV (gain) loss adjustment for derivatives	(850,057)	(184,085)	(665,972)	362%
Foreign currency Loss	7,414	6,681	733	11%
Other	-	8,226	(8,226)	100%
Net loss	$982,386	$2,111,830	$(1,129,444)	(53)%

Revenue

The Company has not generated any revenue to date.

Research and Development

For the three months ended March 31, 2024, Research and Development (“R&D”) expenses decreased to $197,439 compared to $333,888 for the three months ended March 31, 2023. The decrease of $136,449 was primarily due to a shift to increased manufacturing and reduced R&D activities in 2024 as compared to the 2023 period which amounted to $87,000. In addition, other R&D expenses decreased related to: (i) engineering and consulting by $6,000, and (ii) depreciation related to equipment by $46,000, partially offset by an increase in stock compensation of $3,000.

General and Administrative

For the three months ended March 31, 2024, General and Administrative (“G&A”) expenses were $1,646,613 as compared to $1,983,912 for the three months ended March 31, 2023. The decrease of $337,299 was primarily attributable to: i) increases in payroll and consulting fees of $281,000 from $570,000 in 2023 to $851,000 in 2024, due to compensation increases and head count increases, ii) decrease in stock compensation expense, due to the timing of option awards and vesting, of approximately $260,000 from $383,000 in 2023 to $123,000 in 2024, iii) decrease in public company and investor relations costs of $421,000 from $479,000 to $58,000 as 2024 costs primarily due to no period offering costs in the 2024 period and reduced investor relations activities. Further, we had increases in depreciation of $38,000, professional fees $53,000, computer $16,500, other expenses $14,000, Board costs $27,500, patent and registration fees $13,000, partially offset by decreases in rent $38,000, travel $11,000, and insurance $50,000.

Interest expense (income)

Interest income, was $19,023 for the three months ended March 31, 2024, compared to interest income of $36,792 for three months ended March 31, 2023. Interest income was earned from cash balances held in interest bearing accounts that benefited from rate increases in 2024. The decrease is due to lower balances in interest bearing accounts.

FMV Adjustment for Derivatives

Certain Warrants require the Fair Market Value (“FMV”) to be remeasured at each reporting date while outstanding with recognition of the changes in fair value to other income or expense in the consolidated statement of operations. For the three months ended March 31, 2024 and 2023, the Company recorded a $850,057 and $184,085 FMV gain to reflect adjustments required for outstanding Warrants liabilities. (See Notes 7, 8 and 10 to the Unaudited Condensed Consolidated Financial Statements)

Liquidity and Capital Resources

At March 31, 2024 and December 31, 2023, we had a cash balance of $1,165,913 and $3,012,908, respectively. The Company had working capital of $429,448 and $ 1,145,569 as of March 31, 2024 and December 31, 2023, respectively. The decrease in our working capital was primarily due to use of cash in operations and investing discussed below offset by net proceeds from the Offerings in February 2023 and September 2023. (See below and Note 8 to the Unaudited Condensed Consolidated Financial Statements).

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

Cash Flows

Net Cash Used in Operating Activities

The Company used cash of $1,889,315 and $2,062,670 in operating activities for the three months ended March 31, 2024 and 2023, respectively. The decrease in cash used of $173,355, was principally due to the Company incurring lower operating expenses during the three months ended March 31, 2024.

Net Cash Used in Investing Activities

For the three months ended March 31, 2024 and 2023, the Company used cash in investing activities of $2,852 and $163,272, respectively. In both periods cash was used to acquire or pay deposits for fixed assets, equipment and software.

Net Cash Provided by Financing Activities

For the three months ended March 31, 2024 and 2023, the Company provided cash from financing activities of $396 and $3,238,711, respectively. In the 2023 period, the cash provided from the Offerings completed in February 2023 and September 2023 and in the 2024 period from the exercise of pre-funded warrants.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of internal controls that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Form 10-K for the year ended December 31, 2023, any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the Form 10-K for the year ended December 31, 2023. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sale of Unregistered Equity Securities

During the quarter ended March 31, 2024 no unregistered sales of equity securities occurred.

Use of Proceeds

On April 13, 2022, our Registration Statement on Form S-1 (No. 333-263715) was declared effective by the SEC pursuant to which we issued and sold an aggregate of 3,750,000 units, each consisting of one share of common stock and two warrants, to purchase one share of common stock for each whole warrant, with an initial exercise price of $4.25 per share and a term of five years. In addition, we granted Aegis Capital Corp., as underwriter a 45-day over-allotment option to purchase up to 15% of the number of shares included in the units sold in the offering, and/or additional warrants equal to 15% of the number of Warrants included in the units sold in the offering, in each case solely to cover over-allotments, which the Aegis Capital Corp. partially exercised with respect to 1,125,000 warrants on April 19, 2022. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates. There has been no material change in the expected use of the net proceeds from our IPO as described in our final prospectus filed with the SEC on April 15, 2022. As of December 31, 2013, we have used the net proceeds from the IPO for working capital, acquisition of the Hungary facility and capital expenditures.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 14th day of May 2024.

SHARPS TECHNOLOGY, INC.

May 14, 2024	/s/ Robert M. Hayes
Robert M. Hayes
Chief Executive Officer and Director (Principal Executive Officer)

May 14, 2024	/s/ Andrew R. Crescenzo
Andrew R. Crescenzo
Chief Financial Officer
(Principal Financial Officer)

