Form 10-Q
period 2024-06-30
Sharps Technology Inc.
filed 2024-08-14
CIK 1737995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August, 14, 2024, the issuer had 28,590,509 shares of common stock, par value $0.0001 per share, outstanding.

SHARPS TECHNOLOGY, INC.

i

SHARPS TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
Assets:
Current Assets
Cash	$1,483,293	$3,012,908
Prepaid expenses and other current assets	162,298	116,508
Inventories, net (Note 3)	1,885,832	1,709,135
Current Assets	3,531,423	4,838,551

Fixed Assets, net of accumulated depreciation (Notes 4 and 5)	6,282,316	6,822,142
Other Assets (Notes 5 and 6)	118,482	128,575
TOTAL ASSETS	$9,932,221	$11,789,268

Liabilities:
Current Liabilities
Accounts payable	$878,048	$794,107
Accrued and other current liabilities (Notes 12 and 14)	231,313	476,090
Warrant liability (Notes 7 and 9)	1,443,662	2,422,785
Total Current Liabilities	2,553,023	3,692,982

Deferred Tax Liability	162,000	162,000
Total Liabilities	2,715,023	3,854,982

Commitments and Contingencies (Note 14)	-	-

Stockholders’ Equity:
Preferred stock, $.0001 par value; 1,000,000 shares authorized; 1 share issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000, shares authorized; 28,590,509 shares issued and outstanding (2023: 15,274,457)	2,860	1,528
Additional paid-in capital	35,096,207	32,489,950
Accumulated other comprehensive income	351,848	591,812
Accumulated deficit	(28,233,717)	(25,149,004)
Total Stockholders’ Equity	7,217,198	7,934,286
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,932,221	$11,789,268

The accompanying notes are an integral part of these financial statements.

SHARPS TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE

(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2024	2023	2024	2023
Revenue, net	$-	$-	-	-

Operating expenses:
Research and development	180,297	224,260	377,736	558,148
General and administrative	1,740,803	2,308,075	3,387,416	4,291,987
Total operating expenses	1,921,100	2,532,335	3,765,152	4,850,135
Loss from operations	(1,921,100)	(2,532,335)	(3,765,152)	(4,850,135)

Other income (expense)
Other (expense) income (Note 14)	(994,712)	40,079	(975,688)	76,871
FMV adjustment on contingent stock & warrants	822,130	(90,108)	1,672,187	93,977
Foreign currency	(8,645)	(23,461)	(16,060)	(38,368)
Total Other Income (Expense)	(181,227)	(73,490)	680,439	132,480
Net Loss	$(2,102,327)	$(2,605,825)	(3,084,713)	(4,717,655)

Net loss per share, basic and diluted	$(0.10)	$(0.22)	(0.15)	(0.42)
Weighted average shares used to compute net loss per share, basic and diluted	21,557,563	11,655,936	20,106,750	11,193,740

The accompanying notes are an integral part of these financial statements.

SHARPS TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30

(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2024	2023	2024	2023
Net loss	$(2,102,327)	$(2,605,825)	(3,084,713)	(4,717,655)

Other comprehensive income:

Foreign currency translation adjustments gain/(loss)	(21,911)	73,786	(239,964)	344,859

Comprehensive loss	$(2,124,238)	$(2,532,039)	(3,324,677)	(4,372,796)

The accompanying notes are an integral part of these financial statements.

SHARPS TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

(Unaudited)

	Preferred Stock			Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders
	Shares	Amount		Shares	Amount	Capital	Income	Deficit	Equity

Balance -December 31, 2023	1	$		15,274,457	$1,528	$32,489,950	$591,812	$(25,149,004)	$7,934,286

Net loss for the three months ended March 31, 2024	-		-	-	-	-	-	(982,386)	(982,386)

Share-based compensation charges	-		-	-	-	126,387	-	-	126,387

Exercise of Pre-Funded Warrants	-		-	396,441	40	356	-	-	396

Foreign Currency Translation	-		-	-	-	-	(218,053)	-	(218,053)

Balance - March 31, 2024	1		$-	15,670,898	$1,568	$32,616,693	$373,759	$(26,131,390)	$6,860,630

Net loss for the three months ended June 30, 2024	-							(2,102,327)	(2,102,327)

Share-based compensation charges	-					201,918			201,918

Exercise of Pre-Funded Warrants				2,985,038	298	2,687			2,985
Registration A Offering				4,197,000	420	1,296,502			1,296,922
Warrant Inducements				5,737,573	574	978,407			978,981
Foreign Currency Translation							(21,911)		(21,911)

Balance - June 30, 2024	1		$-	28,590,509	$2,860	$35,096,207	$351,848	$(28,233,717)	$7,217,198

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

SHARPS TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30

(UNAUDITED)

	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,084,713)	$(4,717,655)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	388,520	448,657
Stock-based compensation	328,305	637,547
FMV adjustment for Warrants	(1,672,187)	(93,977)
Escrow forfeited	1,000,000	-
Foreign exchange gain	(8,646)	30,141
Changes in operating assets:
Prepaid expenses and other current assets	(49,627)	(119,761)
Inventory	(255,439)	(769,088)
Other assets	-	-
Accounts payable and accrued liabilities	(174,889)	453,136
Net cash used in operating activities	(3,528,676)	(4,131,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets or deposits paid	(19,355)	(342,525)
Escrow payment under agreement	(1,000,000)	-
Net cash used in investing activities	(1,019,355)	(342,525)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from offerings and warrant exercises	2,972,348	3,238,711
Net cash provided by financing activities	2,972,348	3,238,711

Effect of exchange rate changes on cash	46,068	(12,064)

NET INCREASE (DECREASE) IN CASH	(1,529,615)	(1,246,878)
CASH — BEGINNING OF YEAR	3,012,908	4,170,897
CASH — END OF PERIOD	$1,483,293	$2,924,019

The accompanying notes are an integral part of these financial statements.

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

Note 1. Description of Business

Nature of Business and Going Concern

Sharps Technology, Inc. (“Sharps” or the “Company”) is a pre-revenue medical device company that has designed and patented various safety syringes and is seeking commercialization by manufacturing and distribution of its products.

The accompanying condensed consolidated financial statements include the accounts of Sharps Technology, Inc., and its wholly owned subsidiaries, Safegard Medical, Kft. and Sharps Technology Acquisition Corp. collectively referred to as the “Company.” The condensed consolidated balance sheet as of June 30, 2024 and the condensed consolidated statements of operations, statements of comprehensive loss, statements of stockholders’ equity and the statements of cash flow for three and six months ended June 30, 2024 and 2023 (the “interim statements”) are unaudited. All intercompany transactions and balances have been eliminated. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and operating results for the interim periods have been made. Certain information and footnote disclosure, normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted. The interim statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2023 and notes thereto contained in the Company’s Form 10-K filed with the Securities and Exchange Commission. The condensed consolidated balance sheet at December 31, 2023 has been derived from the audited financial statements at that date. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not generated revenue or cash flow from operations since inception. As of June 30, 2024, the Company had a working capital of $978,400 which is not expected to be sufficient to fund the Company’s planned operations for the next 12 months. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to raise sufficient financing to acquire or commercialize its products into a profitable business. The Company intends to finance its commercialization activities and its working capital needs largely from the sale of equity securities and/or with additional funding from other traditional financing sources until such time that funds provided by operations are sufficient to fund working capital requirements. The unaudited condensed consolidated financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s fiscal year ends on December 31.

On April 13, 2022, the Company’s Initial Public Offering was deemed effective with trading commencing on April 14, 2022. The Company received net proceeds of $14.2 million on April 19, 2022 (See Note 7).

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) and are expressed in U.S. dollars.

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

Note 2. Summary of Significant Accounting Policies (continued)

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. As of June 30, 2024, the most significant estimates relate to derivative liabilities and stock-based compensation.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original or remaining maturity of six months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are maintained with various financial institutions. At June 30, 2024 and December 31, 2023, the Company had no cash equivalents.

Inventories

The Company values inventory at the lower of cost (average cost) or net realizable value. Work-in-process and finished goods inventories consist of material, labor, and manufacturing overhead. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. A reserve is established for any excess or obsolete inventories or they may be written off. At June 30, 2024, and December 31, 2023, inventory is comprised of raw materials, including packaging, work in process (components) and finished goods.

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

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

Note 2. Summary of Significant Accounting Policies (continued)

Level 3

Level 3 applied to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. The determination for Level 3 instruments requires the most management judgment and subjectivity.

Fixed Assets

Fixed assets are stated at cost. Expenditures for maintenance and repairs are charged to operations as incurred. The Company’s fixed assets consist of land, building, machinery and equipment, molds and website. Depreciation is calculated using the straight-line method commencing on the date the asset is operating in the way intended by management over the following useful lives: Building – 20 years, Machinery and Equipment – 3 - 10 years and Website and Computer Systems – 3 years. The expected life for Molds is based on the lesser of the number of parts that will be produced based on the expected mold capability or 5 years.

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

There were no impairment losses recognized during the three and six months ended June 30, 2024 and 2023.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

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

At their issuance date and as of June 30, 2024, certain warrants (see Notes 7 and 9) were accounted for as liabilities as these instruments did not meet all of the requirements for equity classification under ASC 815-40 based on the terms of the aforementioned warrants. The resulting warrant liabilities are re-measured at each balance sheet date until their exercise or expiration, and any change in fair value is recognized in the Company’s condensed consolidated statements of operations.

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

Comprehensive income (loss)

Comprehensive income (loss) consists of the Company’s consolidated net loss and foreign currency translation adjustments related to its subsidiary. Foreign currency translation adjustments included in comprehensive loss were not tax effected as the Company has a full valuation allowance at June 30, 2024 and December 31, 2023. Accumulated other comprehensive income (loss) is a separate component of stockholders’ equity and consists of the cumulative foreign currency translation adjustments.

Basic and Diluted Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the consolidated statements of operations. Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of June 30, 2024, there were 24,451,943 stock options and warrants that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented.

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

Note 2. Summary of Significant Accounting Policies (continued)

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

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

Note 2. Summary of Significant Accounting Policies (continued)

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The new guidance requires disaggregated information about the effective tax rate reconciliation and additional information on taxes paid that meet a quantitative threshold. The new guidance is effective for public companies for annual reporting periods beginning after December 15, 2024, a, with early adoption permitted. The Company is currently evaluating the impacts of the new guidance on its disclosures within the consolidated financial statements.

The Company does not expect the adoption of any accounting pronouncements to have a material impact on the condensed consolidated financial statements.

We reviewed all other recently issued accounting pronouncements and have concluded they are not applicable or not expected to be significant to the accounting for our operations.

Note 3. Inventories

Inventories, net consisted of the following at:

	June 30, 2024	December 31, 2023
Raw materials	$302,107	$254,461
Work in process	116,148	170,464
Finished goods	1,467,577	1,284,210
Total	$1,885,832	$1,709,135

Note 4. Fixed Assets

Fixed assets, net, is summarized as follows as of:

	June 30, 2024	December 31, 2023

Land	$246,075	$260,460
Building	2,866,164	3,022,490
Machinery and Equipment	4,663,594	4,464,317
Computer Systems and Website & Other	290,662	290,661
Total Fixed Assets	8,066,495	8,037,928
Less: accumulated depreciation	(1,784,179)	(1,215,786)
Fixed asset, net	$6,282,316	$6,822,142

Depreciation expense of fixed assets for the six months ended June 30, 2024 and 2023 was $378,636 and $445,252, respectively. Substantially, all the Company’s fixed assets are located at the Company’s Hungary location.

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

Note 5. Asset Acquisition

Safegard Medical, Kft

In June 2020, the Company entered into a Share Purchase Agreement (“Agreement”) with Safegard Medical, Kft (“Safegard”) and amendments to the Agreement, collectively, the Agreements, to purchase either the stock or certain assets of a manufacturing facility for $2.5M in cash, plus additional consideration of of common stock and options with a fair market value of $200,000 and $183,135, respectively. The Agreements provided the Company various periods for due diligence and post due diligence, requirements for escrow payments through the closing date (“Closing Date”).

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

Note 6. Other Assets

Other assets as of June 30, 2024 and December 31, 2023 are summarized as follows:

	June 30, 2024	December 31, 2023

Intangibles, net	42,420	52,513
Other	76,062	76,062
	$118,482	$128,575

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

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

Note 7 Stockholders’ Equity (continued)

Common Stock

On May 31 and June 13, 2024, the Company entered into subscription agreements with certain institutional investors, pursuant to which the Company agreed to issue and sell to the investors 4,197,000 shares (the “Shares”) of Common Stock, par value $0.0001 per share of the Company at a price of $0.38 and received gross proceeds to the Company of $1.6M before expenses to the placement agent and other offering expenses of $298,000 with net proceeds, after reflecting par value, have been recorded in Additional Paid in Capital of $1,296,922. The shares issued in the offering were offered at-the-market under Nasdaq rules and pursuant to the Company’s Form 1-A (the “Offering Statement”), initially filed by the Company with the Securities and Exchange Commission under the Securities Act of 1933, as amended on May 21, 2024, and qualified on May 30, 2024.

On May 30, 2024, the Company offered warrant inducements (the “Inducement Agreement”) to certain warrant holders (the “Warrant Holders”) which references the warrants registered for sale under both the registration statements on Form S-1 (file No. 333-263715) and/or the registration statement on Form S-1 (File No. 333-275011) (collectively, the “Registration Statements”) for up to a total of 10,998,524 warrants to purchase shares of the Company’s common stock, par value $0.0001 per share. Pursuant to the Inducement Agreement, the exercise price of the existing warrants was reduced from $0.64 per share to $0.33 per share. In addition, for each warrant that was exercised, as a result of the Inducement Agreement, the Company agreed to issue the Warrant Holders unregistered warrants with an exercise price of $0.45 per share (“Inducement Warrants”). In the aggregate, 5,737,573 warrants were exercised as a result of the Inducement Agreement and accordingly, 5,737,573 Inducement Warrants were issued. The Company received gross proceeds of $1.9M before expenses to the placement agent and other expenses of $285,000. The net proceeds, after reflecting par value, has been recorded in Additional Paid in Capital of $978,407 and with respect to the Inducement Warrants, a liability under ASC 815 was recorded in the amount of $693,064. Certain outstanding warrants, with an exercise price of $0.64, were reduced to $0.33 based on anti-dilution terms in the respective warrant agreements.

The Company recorded a fair value charge in the three months and six months ended to reflect the modification of the exercise price at the initial inducement date for the non-trading warrants relating to the February and September 2023 warrants below. (See Note 9)

On September 29, 2023, the Company completed two simultaneous offerings and received aggregate gross proceeds of approximately $5.6 million, before expenses to the placement agent and other offering expenses of $716,000.

a.	The first offering, the securities purchase agreement offering (the “Shelf Offering”) with institutional investors and the Company resulted in the Company receiving net proceeds from the Shelf Offering and the sale of pre-funded of approximately $2.5 million, includes the value of the pre-funded warrants recorded in APIC, net of $362,000 in fees relating to the placement agent and other offering expenses. The Shelf Offering was priced at the market under Nasdaq rules. In connection with the Shelf Offering, the Company issued 3,618,521 shares of common at a purchase price of $064 per unit, adjusted to $0.33 at May 30, 2024, based on anti-dilution terms in the warrants and 800,000 pre-funded warrants at $0.639 per pre-funded warrants. The exercise price of the pre-funded warrants will be $0.001 per share.

b.

The second offering, the securities purchase agreement offering (“Private Placement”) with institutional investors and the Company received net proceeds from the Private Placement of approximately $2.4 million, net of $354,000 in fees relating to the placement agent and other offering expense. In connection with the Private Placement, the Company issued: (i) 2,581,479 PIPE Shares (or PIPE Pre-Funded Warrants in lieu thereof) and (ii) PIPE Warrants (non-trading) to purchase 8,750,003 shares of our common stock, at a combined purchase price of $1.074 per unit (or $1.073 per pre-funded unit). The PIPE Warrants have a term of five and one-half (5.5) years from the issuance date and are exercisable for one share of common stock at an exercise price of $0.64 adjusted to $0.33 at May 30, 2024, based on anti-dilution terms in the warrants. The net proceeds, after reflecting par value, has been recorded in Additional Paid in Capital of $1.6 million and with respect to the PIPE Warrants recorded as a liability under ASC 815 of $985,204. On October 16, 2023, the Company filed an S-1 (Resale) Registration Statement in connection with the Private Placement and on October 26, 2023 the S-1 went effective. (See Note 9).

During the quarter ended June 30, 2024, the remaining 2.9M pre-funded warrants from the aforementioned September 2023 offerings were exercised and, after reflecting par value, Additional Paid in Capital of $2,686 was recorded.

On February 3, 2023, the Company completed a securities purchase agreement (“Offering”) with institutional investors and received net proceeds from the Offering of approximately $3.2 million, net of $600,000 in fees relating to the placement agent and other offering expenses. The Offering was priced at the market under Nasdaq rules. In connection with the Offering, the Company issued 2,248,521 units at a purchase price of $1.69 per unit. Each unit consisted of one share of common stock and one non-tradable warrant (“Offering Warrants”) exercisable for one share of common stock at a price of $1.56, adjusted to $0.64 at September 29, 2023 and to $0.33 at May 30, 2024, based on anti-dilution terms in the warrants and a term of five years. The Offering Warrants have a term of five years from the issuance date. On February 13, 2023, the Company filed an S-1 (Resale) Registration Statement in connection with the Offering and on April 14, 2023, an Amendment to the S-1 was filed and went effective. (See Note 9)

On April 13, 2022, the Company’s initial public offering (“IPO”) was declared effective by the SEC pursuant to which the Company issued and sold an aggregate of 3,750,000 units (“Units”), each consisting of one share of common stock and two warrants, to purchase one share of common stock for each whole warrant, with an initial exercise price of $4.25 per share, adjusted to $1.56 at February 3, 2023 and to $0.64 at September 29, 2023 and to $0.33 at May 30, 2024, based on anti-dilution terms in the warrants, and a term of five years. In addition, the Company granted Aegis Capital Corp., as underwriter a 45-day over-allotment option to purchase up to 15% of the number of shares included in the units sold in the offering, and/or additional warrants equal to 15% of the number of Warrants included in the units sold in the offering, in each case solely to cover over-allotments, which the Aegis Capital Corp. partially exercised with respect to 1,125,000 warrants on April 19, 2022.

The Company’s common stock and warrants began trading on the Nasdaq Capital Market or Nasdaq on April 14, 2022. The net proceeds from the IPO, prior to payments of certain listing and professional fees were approximately $14.2 million. The net proceeds, after reflecting par value, has been recorded in Additional Paid in Capital of $9.0 million and with respect to the Warrants as a liability under ASC 815 of $5.2M. (See Note 9)

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

Note 7. Stockholders’ Equity (continued)

Warrants

a)	In connection with the Inducement Warrants in the second quarter of 2024, the Company issued 5,737,573 non-trading Inducement Warrants as noted in Common Stock above. The Inducement Warrants are classified as a liability based on ASC 815 and require remeasurement at each reporting period. The Inducement Warrants are recorded at the FMV, computed using the Black Scholes valuation method. For the three and six months ended June 30, 2024, the Company recorded a FMV gain adjustment of $293,684 (See Note 9).

b)	In connection with one-year advisory services arrangement entered into in April 2023, the Company issued an aggregate of 630,000 warrants over the one-year term, at an exercise price of $1.56. During the three and six months ended June 30, 2024, the Company issued 0 and 135,000 warrants with a FMV of $8,590. During the three and six months ended June 30, 2023 the Company issued 135,000 warrants with a FMV of $19,836. The warrants have a three-year term and were fully vested on issuance. The FMV of the warrants issued in the six months ended June 30, 2024 was computed using the Black Scholes valuation model with the following assumptions: a) volatility of 33.46% to 81.62%, three-year term, risk free interest rate of 4.20% to 4.25% and 0% dividend rate. The FMV of the warrants issued in the three and six months ended June 30, 2023 was computed using the Black Scholes valuation model with the following assumptions: a) volatility of 37.45%, risk free interest rate of 3.58% and 0% dividend rate (See Note 9).

c)	In connection with the Private Placement in September 2023, the Company issued 8,750,003 non-trading PIPE Warrants as a component of the Unit as noted in Common Stock above. The PIPE Warrants are classified as a liability based on ASC 815 and require remeasurement at each reporting period. The PIPE Warrants are recorded at the FMV, computed using the Black Scholes valuation method. For the three and six months ended June 30, 2024, the Company recorded a FMV gain adjustment of $326,580, including the modification charge of $489,225 and $651,884, respectively (See Note 9).

d)

In connection with the Offering in February 2023, the Company issued 2,248,521 non-trading warrants Offering Warrants as a component of the Unit as noted in Common Stock above. The Offering Warrants are classified as a liability based on ASC 815 and require remeasurement at each reporting period. The Offering Warrants were recorded at the FMV, computed using the Black Scholes valuation method. For the three and six months ended June 30, 2024 the Company recorded FMV gain adjustments of $139,844, including the modification charge of 146,028 referred to in Note 8 and $221,582, respectively For the three and six months ended June 30, 2023, the Company recorded a FMV gain (loss) of $(1,505) and $182,580 respectively (See Note 9).

e)	In connection with the IPO in April 2022, the Company issued 7,500,000 warrants (Trading Warrants) as a component of the Units and 1,125,000 warrants to the underwriter (Overallotment Warrants), as noted in Common Stock above. The Trading and Overallotment Warrants were recorded at the FMV, being the trading price of the warrants, on the IPO effective date and the Warrants are classified as a Liability based on ASC 815. The Warrant liability requires remeasurement at each reporting period based on the trading price of the warrants. During the three and six months ended June 30, 2024, the Company recorded an FMV gain adjustment of $60,375 and $491,625, respectively. For the three and six months ended June 30, 2023, the Company recorded a FMV loss of $86,250 (See Note 9).

(f)	The Company issued 235,295 Warrants (“Note Warrants”) to the note holders in connection with the repayment on the IPO on April 19, 2022. The Note Warrants, which are recorded at the FMV being the trading price of the warrants, are classified as a Liability based on ASC 815. The Note Warrants require remeasurement at each reporting period. During the three and six months ended June 30, 2024, the Company recorded a FMV gain of $1,647 and $13,412, respectively. For the three and six months ended June 30, 2023, the Company recorded a FMV loss of $2,353 (See Note 9).

(g)	The underwriter received 187,500 warrants in connection with the IPO for a nominal cost of $11,250. The Warrants have an exercise price of $5.32 and are exercisable after October 9, 2022. The FMV at the date of issuance was $228,750 computed using the Black Scholes valuation model with the following assumptions: a) volatility of 93.47%, five-year term, risk free interest rate 2.77% and 0% dividend rate. The estimated FMV was classified as additional issuance costs.

Note 8 Preferred Stock

In February 2018, the Company Board of Directors issued one share of Series A Preferred Stock to Alan Blackman, the Company’s co-founder and Director. The Series A Preferred Stock entitles the holder to vote on any matters related to the election of directors and was reduced from 50.1% at December 31, 2021 to 29.5%, effective with the IPO. The Series A Preferred Stock has no right to dividends, or distributions in the event of a liquidation and is not convertible into common stock. In connection with the settlement with Mr. Blackman, once the final payment occurs at the end of August 2024, the Series A Preferred Stock shall be deemed immediately cancelled and forfeited and without further consideration. The Series A Preferred shall at such time be returned to the status of an authorized but unissued share of preferred stock of the Company (See Note 14).

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

Note 9. Warrant Liability

Certain Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented as a Warrant liability in the accompanying condensed consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the condensed consolidated statements of operations. The Black Scholes Option-Pricing model used the following assumptions for the six months ended June 30, 2024 and 2023 (See Note7).

	June 30, 2024	June 30, 2023
Expected term (years)	3.90 to 5.59	3.00 to 3.86
Expected volatility	58.78% to 68.05%	37.45% to 45.21%
Risk-free interest rate	4.10% to 4.56%	3.53% to 3.58%
Dividend rate	0	0

The Warrant liability at June 30, 2024 and December 31, 2023 was as follows:

	June 30, 2024	December 31, 2023
Trading and Overallotment Warrants	$629,625	$1,121,250
Note Warrants	17,176	30,588
Offering Warrants – February 2023	12,490	234,072
Offering Warrants – September 2023	384,991	1,036,875
Inducement Warrants – May 2024	399,380	-
Total Warrant Liability	$1,443,662	$2,422,785

The Warrants outstanding at June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024	December 31,2023

Trading and Overallotment Warrants	8,812,500	8,812,500
Note Warrants	235,295	235,295
Offering Warrants – February 2023	189,349	2,248,521
Offering Warrants – September 2023	5,071,602	8,750,003
Inducement Warrants – May 2024	5,737,573	-
Warrants issued for services arrangement	630,000	495,000
Total Warrants Outstanding	20,676,319	20,541,319

For the three and six ended June 30, 2024, the FMV gain adjustment, which is reflected in the FMV adjustment on Warrants in the Unaudited Condensed Consolidated Statements of Operations was $822,130, which includes the modification charge of $635,253 for the warrants exercised in connection with the Inducement Agreements and $1,672,187 respectively (See Note 7).

For the three and six months ended June 30, 2023, the FMV loss adjustment, which is reflected in the FMV adjustment gain (loss) on Warrants in the Unaudited Condensed Consolidated Statements of Operations was $(90,108) and $93,977, respectively (see Note 7).

Note 10. Stock Options

A summary of options granted and outstanding is presented below.

	June 30, 2024
	Options	Weighted Average Exercise Price
Outstanding at Beginning of year	2,408,836	$3.03
Granted	1,357,000	.28
Forfeited	(8,214)	3.42
Outstanding at end of period	3,775,621	$1.99

Exercisable at end of period	2,784,399	$2.56

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

Note 10 Stock Options (continued)

At June 30, 2024, the Weighted Average Remaining Contractual Life is forty-six months.

At June 30, 2024, the stock options outstanding and the options exercisable have exercise prices that exceed the stock market price at June 30, 2024 and as such no intrinsic value exists. Intrinsic value is defined as the difference between the exercise price of the options and the market price of the Company’s common stock.

During the six months ended June 30, 2024, the Company granted five-year options (the “Options”) to purchase a total of 1,357,000 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) to its directors, executive officers, employees and consultants pursuant to the Company’s. 2023 Equity Incentive Plans. The Options are exercisable at $0.285 per share which was the closing price on grant date April 26, 2024.

As of June 30, 2024, there was $355,730 of unrecognized stock-based compensation related to unvested stock options with a weighted average fair value of $0.93 per share, which is expected to be recognized over a weighted-average period 11 months as of June 30, 2024.

For the three and six months ended June 30, 2024, the Company recognized stock-based compensation expense of $201,918 and $319,715 respectively, of which $316,374 and $3,341 was recorded in general and administrative and research and development expenses, respectively.

For the three and six months ended June 30, 2023, the Company recognized stock-based compensation expense of $234,610 and $617,711 which was recorded in general and administrative.

The fair value of stock option awards accounted for under ASC 718 was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions for the options granted during the six months ended June 30, 2024 and 2023.

	June 30, 2024	June 30, 2023
Expected term (years)	2.66 to 3.06	2.77 to 3.25
Expected volatility	81.15% to 83.04%	75.40% to 89.93%
Risk-free interest rate	4.71% to 4.76%	3.74% to 4.27%
Dividend rate	0	0

Note 11. Income Taxes

At the end of each interim reporting period, the Company estimates its effective tax rate expected to be applied for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods. Accordingly, the Company’s effective tax rate for the three and six months ended June 30, 2024 and 2023 was 0% The Company’s effective tax rates for both periods were affected primarily by a full valuation allowance on domestic net deferred tax assets.

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

Note 12. Related Party Transactions and Balances

As of June 30, 2024 and December 31, 2023, accounts payable and accrued liabilities include $114,000 and $32,974, respectively, payable to officers and directors of the Company. The amounts are unsecured, non-interest bearing and are due on demand.

Note 13. Fair Value Measurements

The Company’s financial instruments include cash, accounts payable, and warrant liability. Cash and warrant liability are measured at fair value. Accounts payable is measured at amortized cost and approximates fair value due to its short duration.

As of June 30, 2024, the following financial assets and liabilities were measured at fair value on a recurring basis presented on the Company’s condensed consolidated balance sheet:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total

Assets
Cash	$1,483,293	-	-	$1,483,293

Total assets measured at fair value	$1,483,293	-	-	$1,483,293

Liabilities
Warrant liability	$-	$1,443,662	-	$1,443,662

Total liabilities measured at fair value	$-	$1,443,662		$1,443,662

As of December 31, 2023, the following financial assets and liabilities were measured at fair value on a recurring basis presented on the Company’s condensed consolidated balance sheet:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total

Assets
Cash	$3,012,908	-	-	$3,012,908

Total assets measured at fair value	$3,012,908	-	-	$3,012,908

Liabilities
Warrant liability	$-	$2,422,785	—	$2,422,785

Total liabilities measured at fair value	$-	$2,422,785	-	$2,422,785

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

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

Note 14 Commitments and Contingencies (continued)

Commitments

On August 1, 2022, the Company cancelled the consulting agreement with Alan Blackman, Co- Chairman and Chief Operating Officer and entered into an Employment Agreement. which provided for annual salary of $256,000, which provides for increases, and provisions compensation adjustments, expense and tax differential reimbursements, benefits and bonuses. As of September 1, 2022, the annual salary is $320,000. At June 30, 2022, the Company approved and accrued a $250,000 bonus to Mr. Blackman for services provided in 2022, of which $65,000 was paid subsequent to December 31, 2022. The Company terminated Mr. Blackman’s Employment Agreement effective May 1, 2023. Mr. Blackman continued to serve as the Co-Chairman and a member of the Board of Directors. Subsequent to June 30, 2023, the Company and Mr. Blackman entered into a separation agreement whereby, Mr. Blackman will be paid severance payments of approximately $346,000, which was recorded as an expense and an accrued expense as of June 30, 2023, over thirteen months, continue his medical benefits for such period with a cost of approximately $29,000 which has been accrued at June 30, 2023. Further, all unvested options were fully vested, and the Company recorded a charge of $60,000 in 2023. At June 30, 2024, the outstanding balance due Mr. Blackman is $53.000, which will be paid by August 31, 2024. In connection with the separation agreement, Mr. Blackman no longer serves as Co-Chairman or Board member and has agreed to vote his Series A Preferred Stock in favor of the election, reelection, and/or designation of each individual nominated to serve as a director on the Board of Director as shall be identified in an applicable proxy statement filed by the Company for such election of directors. Once the payments due Mr. Blackman are fully paid, the Series A Preferred Stock shall be deemed immediately cancelled and forfeited and without further consideration. The Series A Preferred shall at such time be returned to the status of an authorized but unissued share of preferred stock of the Company.

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

On May 20, 2024, the Company entered into an amendment to the Asset Purchase agreement (“Asset Purchase”) with InjectEZ, LLC (“Seller”) for the purchase of certain assets for $35M. In connection with the Asset Purchase agreement the Company paid a non-refundable deposit of $1M to be held in escrow under an agreeable escrow agreement as a deposit on the purchase price. The Asset Purchase agreement stipulated that the $1M deposit would be maintained until July 19, 2024, at which date, if the contemplated transaction was not consummated, through no fault of the Seller, the escrow would be released to the Seller by the escrow agent. The escrow deposit of $1M was released to the Seller and recorded a forfeited agreement cost in Other Expenses in the three months and six months ended June 30, 2024. The Company and Seller are currently working towards a further amendment of the Asset Purchase Agreement and expect to achieve a positive outcome in the near term. The closing of the Asset Purchase Agreement is contingent on obtaining the necessary financing and there can be no assurance that the closing of the asset sale will occur.

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

Overview

Since our inception in 2017, we have devoted substantially all our resources to the research and development and commencing the latter part of 2023 on manufacturing of our safety syringe products. To date, we have not generated any significant revenues from sale of syringe products. We have incurred net losses in each year since our inception and, as of June 30, 2024, we had an accumulated deficit of $28,233,717. Our net loss was $3,084,713 for the six months ended June 30, 2024. Substantially all of our net losses resulted from costs incurred in connection with our research and development efforts, payroll and consulting fees, stock compensation and general and administrative costs associated with our operations, including costs incurred for being a public company since April 14, 2022. See below, Liquidity and Capital Resources and Notes to Unaudited Condensed Consolidated Financial Statements.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not generated any significant revenue from sale of syringe products or cash flow from operations since inception. As of June 30, 2024, the Company had working capital of $978,400 which is not expected to be sufficient to fund the Company’s planned operations for the next 12 months. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to raise sufficient financing to acquire or commercialize its products into a profitable business. The Company intends to finance its commercialization activities and its working capital needs largely from the sale of equity securities and/or with additional funding from other traditional financing sources until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

In order to compete in the market, we must maintain inventory. Commencing in the 4th Quarter of 2022 we started building inventory. We require commercial quantities of inventory to secure orders. Delivery is expected shortly after receiving orders.

Although we currently have production capacity for our products and thus the ability to receive and fulfill orders, we have used the proceeds from the February 2023, September 2023 fund raising and fund raising in the second quarter of 2024 to allow us to further increase our production capacity, build inventory and support working capital requirements This will help us to generate and fulfill orders for our current product line and advance our new innovative products in connection with recent collaboration arrangements. We are currently continuing to produce commercial quantities of our products and building inventory to support the Sales and Distribution Agreement with Roncadelle, in anticipation of receiving additional orders in 2024. (See Recent Developments)

Products, Marketing and Sales

We continue to be in discussions with healthcare companies and distributors for sales of our disposable syringe and prefillable syringe products. We intend to market these products to the U.S. and foreign governments and we received a Purchase Order for our first Securegard sales to a South America distributor which was shipped in June 2024. We will also look to sell our disposable syringe products to hospitals and clinician offices as opportunities present themselves.

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

As previously disclosed, there continues to be delays in the commercialization of the Sharps Provensa product line. The product’s specialized technology requires further design and assembly optimization as identified in our previous commercialization efforts. This on-going product refinement process is typical with the development of new technology for the healthcare market to ensure the products are safe and effective for use every time. At this time Sharps is not able to determine a timeline for final commercialization of the Provensa product.

Research and Development

Research and development expense consists of expenses incurred while performing research and development activities for our various syringe products. We recognize research and development expenses as they are incurred. Our research and development expense primarily consist of:

●	Manufacturing and testing costs and related supplies and materials;

●	Consulting fees paid to consultants

●	Operating costs that were paid to Safegard, through the acquisition date for use of Safegard’s workforce, utilities and other services, relating to the facility being utilized; and

●	Third-party costs, including engineering, incurred for development and design.

Substantially all of our research and development expenses to date have been incurred in connection with our syringe products. We expect to continue to incur research and development expenses for the foreseeable future as we continue to enhance our product to meet the market requirements for our Sharps syringe product line for its various intended uses throughout the world.

Business Developments:

On September 29, 2022, the Company entered into an agreement (the “NPC Agreement”) with Nephron Pharmaceuticals Corporation (“NPC”) and various affiliates of NPC, including InjectEZ, LLC. The NPC Agreement intended to support several areas of the Company’s development and growth. The Company and NPC intended to supplement the NPC Agreement by entering into a manufacturing supply agreement, a sales and distribution agreement and a pharma services program to support growth, and a future agreement to support manufacturing expansion. As noted below, the sales and distribution agreement was terminated on March 8, 2024 and replaced. The original manufacturing supply agreement, noted above, will be replaced as part of the Asset Purchase Agreement, entered into on September 22, 2023 (see below) and the Pharma Services agreement continues to be in place, but no activities have occurred to date. The Company will continue working to amend the terms of this NPC Agreement. based on the below Amended Asset Purchase Agreement dated May 20, 2024.

The Pharma Services Program (PSP) with Nephron is intended to create new business development growth opportunities for both companies. These opportunities will include the development and sale of next generation drug delivery systems that will be produced by the Company and can be purchased by the healthcare industry, pharmaceutical markets, as well as by Nephron.

On September 29, 2022, the Company also entered into an agreement (the “Nephron Agreement”) with InjectEZ, LLC (“InjectEZ”), Nephron Pharmaceuticals Corporation (“NPC”), Nephron SC, Inc. (“NSC”), and Nephron Sterile Compounding Center LLC (“Sterile”) (NPC, NSC, and Sterile are sometimes collectively referred to as “Nephron”), pursuant to which Sharps was to provide technical advice and assistance to support manufacturing by InjectEZ, purchase certain quantities of syringes as they may order or require, and collaborate with Nephron on certain related business endeavors. The Company is currently working to further extend the terms of the Nephron Agreement based on the below May 20, 2024 Asset Purchase Agreements.

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

On March 4, 2024 (the “Effective”) Company entered into a cooperative sales and distribution agreement (the “Agreement”) with Roncadelle Operations s.r.l (“Roncadelle”). In conjunction with the execution of the note Agreement, Roncadelle appointed the Company as its exclusive distributor of Roncadelle products in the United States, Canada, Central and South America and their territories. The Company appointed Roncadelle as its exclusive distributor of Sharps products in Europe, Middle East, APAC, South Africa and Australia and their territories. The Company and Roncadelle agreed to bear their own separate costs and expenses, including fees and other expenses, relating to external advisors and the preparation negotiation, execution and performance of this Agreement and any related documents. The Agreement is effective as of the Effective Date for the initial period of one (1) year (the “Initial Term”). Upon expiration of the Initial Term, the term of the Agreement shall automatically renew for additional successive one-year terms, unless either party provides written notice of non-renewal at least ninety (90) days prior to the end of the then-current term, unless any renewal term is terminated earlier pursuant to the terms of the Agreement or applicable law.

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

Recent Business Developments and Updates:

On May 20, 2024, the Company entered into Amendment to the Asset Purchase Agreement dated September 22, 2023 with Nephron and Nephron’s InjectEZ, LLC, collectively, the (Seller”). The Amended Asset Purchase Agreement includes the purchase of certain assets for $35M plus assumed liabilities of $4M, continues to provide for the Company to lease the Facility but excludes any leasehold improvements previously included. In connection with the Asset Purchase agreement the Company paid a non-refundable deposit of $1M to be held in escrow under an agreeable escrow agreement as a deposit on the purchase price. The Asset Purchase agreement stipulated that the $1M deposit would be maintained until July 19, 2024, at which date, if the contemplated transaction was not consummated, through no fault of the Seller, the escrow would be released to the Seller by the escrow agent. The escrow deposit of $1M was released to the Seller, and recorded in Other Expense as a forfeited agreement cost in the three months and six months ended June 30, 2024. The Company and Seller are currently working towards a further amendment of the Asset Purchase Agreement and expect to achieve a positive outcome in the near term. The closing of the Asset Purchase Agreement is contingent on obtaining any further amendments and the necessary financing; there can be no assurance that the closing of the asset sale will occur.

On July 24, 2024, the Company, entered into a Supply Agreement (the “Supply Agreement”) with Stericare Solutions, LLC, a Texas limited liability company, (“Stericare”), pursuant to which Stericare agreed to purchase 520 million units of 10ml polypropylene (“PP”) Sologard syringes from the Company. The specific purchase price is confidential but revenues are expected in excess of $50M. Pursuant to the Supply Agreement, Stericare has agreed to purchase 520 million units of 10ml PP Sologard syringes in the following increments: 40 million units in the first year, and 120 million units every year for the remaining life of the Supply Agreement. The Supply Agreement has a five (5) year term targeted to commence in November 1, 2024 (the “Initial Term”). Upon expiration of the Initial Term, the Supply Agreement will automatically renew for additional one (1) year periods (each, a “Renewal Term”), unless a party gives the other party written notice of termination at least ninety (90) days prior to the end of the Initial Term or Renewal Term. The Agreement may be terminated by either party upon written notice to the other party if the other party breaches any material term or condition of this Agreement and fails to cure such breach within thirty (30) days after receipt of written notice thereof. The Agreement may be terminated by either party upon written notice to the other party if the other party becomes insolvent, makes an assignment for the benefit of creditors, or a petition under any bankruptcy or insolvency Law is filed by or against such party and is not dismissed within 120 days. If either party is acquired by a competitor of the other party, then either party can terminate the Agreement with six (6) months written notice.

On July 12, 2023, The Nasdaq Stock Market LLC (“Nasdaq”) notified the Company that the bid price of its common stock had closed at less than $1.00 per share over the previous 30 consecutive business days, and, as a result, the Company was no longer in compliance with Nasdaq Listing Rule 5550(a)(2) (the “Nasdaq Rule”). In accordance with Listing Rule 5810(c)(3)(A), the Company was provided 180 calendar days, or until January 8, 2024, to regain compliance with the Rule. Subsequently, on January 16, 2024, the Company was provided an additional 180 calendar day compliance period, or until July 8, 2024, to demonstrate compliance. Pursuant to Nasdaq’s letter on July 9, 2024, the Company has not regained compliance with Listing Rule 5550(a)(2). Accordingly, its securities will be delisted from the Nasdaq Capital Market unless the Company requests a hearing and appeals Nasdaq’s determination by July 16, 2024., the trading of the Company’s common stock and warrants will be suspended at the opening of business on July 18, 2024. The Company filed a hearing request before the deadline. In the interim, the Company’s common stock and warrants have remained listed on NASDAQ under its existing symbols, “STSS” and “STSW” while it awaits the results from the hearing on August 13, 2024.

On July 15, 2024, the Company held a Special Meeting of its stockholders. At the Meeting, 10,391,140 shares of the Company’s common stock were represented in person or by proxy out of the 15,670,898 shares outstanding and entitled to vote as of May 17, 2024, the record date for the Special Meeting.

The following three (3) proposals were each approved.

1.	The Company’s stockholders approved the amendment to the Company’s articles of incorporation to increase the authorized shares of common stock from 100,000,000 shares to 500,000,000 shares;

2.	The Company’s stockholders approved a proposal to authorize the Company’s Board of Directors (the “Board”), in its discretion at any time within one year after stockholder approval is obtained, to amend the Company’s Articles of Incorporation to effect a reverse stock split of shares of the Company’s common stock, at a ratio of up to 1-for-8, with the exact ratio to be determined by the Company’s Board and included in a public announcement;

3.	The Company’s stockholders approved a proposal for the issuance of securities in one or more non-public offerings where the maximum discount at which the securities will be offered will be equivalent to a discount not to exceed 20% below the market price of our common stock in accordance with Nasdaq Marketplace Rule 5635(d);

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

Nature of Business

Sharps Technology, Inc. (“Sharps” or the “Company”) continues to regard itself as a pre-revenue medical device company that has designed and patented various safety syringes and is seeking commercialization by manufacturing and distribution of its products. Through June 30, 2024, no substantial syringe product sales have occurred.

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

Off-Balance Sheet Arrangements

During the periods presented, we did not have any off-balance sheet arrangements as defined under Regulation S-K Item 303(a)(4).

Results of Operations – Three Months Ended June 30, 2024 and 2023.

	2024	2023	Change	Change %
Research and development	$180,297	224,260	$(43,964)	20%
General and administrative	1,740,803	2,308,075	(567,272)	25%
Other expense (income)	994,712	(40,079)	1,034,791	258%
FMV (gain) loss adjustment for derivatives	(822,130)	90,108	(912,238)	1,012%
Foreign currency loss	8,646	23,461	(14,815)	63%
Net loss	$2,102,327	$2,605,825	$(503,498)	19%

Revenue

The Company has not generated any significant syringe revenue to date.

Research and Development

For the three months ended June 30, 2024, Research and Development (“R&D”) expenses decreased to $180,297 compared to $224,260 for the three months ended June 30, 2023. The decrease of $43,964 was primarily due to lower depreciation expense and shift to increased manufacturing and reduced R&D activities in 2024 as compared to 2023.

General and Administrative

For the three months ended June 30, 2024, General and Administrative (“G&A”) expenses were $1,740,803 as compared to $2,308,075 for the three months ended June 30, 2023. The decrease of $567,272 was primarily attributable to: i) an increase in payroll and consulting fees of $84,000 from $741,402 in 2023 to $825,315 in 2024, primarily due to compensation increases and consulting services, ii) decrease in stock compensation expense, due to the timing of option awards, vesting and options valuations, of approximately $53,000 from $254,000 in 2023 to $201,000 in 2024, iii) decrease of $375,000 related to a contract settlement in the second quarter of 2023. Further, we had decreases in professional fees ($54,000), travel ($38,000), rent ($19,000), and other expenses ($48,000), patent and registration fees ($5,000), partially offset by higher computer costs ($14,000), board costs ($7,500) and insurance ($1,700).

Other expense (income)

Other was an expense of $994,712 for the three months ended June 30, 2024, compared to other income of $(40,079) for three months ended June 30, 2023. In 2024 and 2023 the Company generated interest income of $(5,288) and $(40,079), respectively. The totals in each period related to interest earned from cash balances held in interest bearing accounts. The Company’s initial syringe sale of $10,871, which approximated cost, was to a distributor in South America. The escrow deposit of $1M, relating to the Asset Purchase Agreement, was released to the Seller on July 19, 2024, under the terms of the agreement and recorded as forfeited agreement cost (See Note 14 to the Unaudited Condensed Consolidated Financial Statements).

FMV Adjustment for Derivatives

Certain Warrants require the Fair Market Value (“FMV”) to be remeasured at each reporting date while outstanding with recognition of the changes in fair value to other income or expense in the consolidated statement of operations. For the three months ended June 30, 2024 and 2023, the Company recorded a $822,130 FMV gain, net of a modification charge of $635,253 for the warrants exercised in connection with the Inducement Agreements and $90,108 FMV loss to reflect adjustments required for outstanding Warrants liabilities (See Notes 7 and 9 to the Unaudited Condensed Consolidated Financial Statements).

Results of Operations – Six Months Ended June 30, 2024 and 2023.

	2024	2023	Change	Change %
Research and development	$377,736	558,148	$(180,413)	32%
General and administrative	3,387,416	4,291,987	(904,570)	21%
Other expense (income)	975,688	(76,871)	1,052,559	1,369%
FMV (gain) loss adjustment for derivatives	(1,672,187)	(93,977)	(1,578,210)	1,679%
Foreign currency Loss	16,060	38,368	(22,308)	58%
Net loss	$3,084,714	$4,717,655	$(1,632,941)	35%

Revenue

The Company has not generated any significant syringe revenue to date.

Research and Development

For the six months ended June 30, 2024, Research and Development (“R&D”) expenses decreased to $377,736 compared to $558,148 for the six months ended June 30, 2023. The decrease of $180,413 was primarily due to a shift to increased manufacturing and reduced R&D activities in 2024 as compared to the 2023 period which amounted to lower expenses of $88,000. In addition, depreciation expense decreased $92,000.

General and Administrative

For the six months ended June 30, 2024, General and Administrative (“G&A”) expenses were $3,387,416 as compared to $4,291,987 for the six months ended June 30, 2023. The decrease of $904,571 was primarily attributable to: i) increases in payroll and consulting fees of $365,000 from $1,311,326 in 2023 to $1,676,059 in 2024, primarily due to compensation increases and additional consulting fees, ii) decrease in stock compensation expense, due to the timing of option awards, vesting and option valuations, of approximately $312,000 from $637,547 in 2023 to $324,964 in 2024, iii) decrease in public company and investor relations costs of $223,000 from $358,000 to $135,000 in 2024 primarily due to lower offering costs in the 2024 period and reduced investor relations activities. Further, we had decreases due to lower: a) marketing costs ($280,000), b) travel ($49,000), c) insurance costs ($48,000) and d) rent ($57,000) e) general operating costs ($32,000) and a contract settlement of $375,000 in 2023. These decreases were partially offset by higher: a) computer costs ($30,000), b) board costs ($35,000), c) depreciation ($37,000) and d) patent and registration fees ($8,000).

Other expense (income)

Other was an expense of $(975,688) for the six months ended June 30, 2024, compared to income of $(76,871) for six months ended June 30, 2023. In 2024 and 2023 the Company generated interest income of $(24,312) and $(76,871), respectively. The interest income in each period was related to interest income earned from cash balances held in interest bearing accounts. In the second quarter of 2024, the Company’s initial syringe sale of $10,871, which approximated cost, was to a distributor in South America. The escrow deposit of $1M, relating to the Asset Purchase Agreement, was released to the Seller on July 19, 2024, under the terms of the agreement and recorded as a forfeited agreement cost (See Note 14 to the Unaudited Condensed Consolidated Financial Statements).

FMV Adjustment for Derivatives

Certain Warrants require the Fair Market Value (“FMV”) to be remeasured at each reporting date while outstanding with recognition of the changes in fair value to other income or expense in the consolidated statement of operations. For the six months ended June 30, 2024 and 2023, the Company recorded a $1,672,187 and $93,977 FMV gain to reflect adjustments required for outstanding Warrants liabilities. (See Notes 8 and 9 to the Unaudited Condensed Consolidated Financial Statements)

Liquidity and Capital Resources

At June 30, 2024 and December 31, 2023, we had a cash balance of $1,483,293 and $3,012,908, respectively. The Company had working capital of $978,400 and $1,145,569 as of June 30, 2024 and December 31, 2023, respectively. The decrease in our working capital was primarily due to use of cash in operations and investing discussed below offset by net proceeds from the Reg A and Inducement Offerings in May and June 2024 (See below and Note 7 to the Unaudited Condensed Consolidated Financial Statements).

The Company continues to assess liquidity requirements and plans to continue to seek funding through equity offerings and/or debt financing opportunities.

On May 31 and June 13, 2024, the Company entered into subscription agreements with certain institutional investors, pursuant to which the Company agreed to issue and sell to the investors 4,197,000 shares (the “Shares”) of Common Stock, par value $0.0001 per share of the Company at a price of $0.38 and received gross proceeds to the Company of $1.6M before expenses to the placement agent and other offering expenses of $298,000 with net proceed, after reflecting par value, have been recorded in Additional Paid in Capital of $1,296, 922. The shares issued in the offering were offered at-the-market under Nasdaq rules and pursuant to the Company’s Form 1-A (the “Offering Statement”), initially filed by the Company with the Securities and Exchange Commission under the Securities Act of 1933, as amended on May 21, 2024, and qualified on May 30, 2024.

On May 30, 2024, the Company offered warrant inducements (the “Inducement Agreement”) to certain warrant holders (the “Warrant Holders”) which references the warrants registered for sale under both the registration statements on Form S-1 (file No. 333-263715) and/or the registration statement on Form S-1 (File No. 333-275011) (collectively, the “Registration Statements”) for up to a total of 10,998,524 warrants to purchase shares of the Company’s common stock, par value $0.0001 per share. Pursuant to the Inducement Agreement, the exercise price of the existing warrants was reduced from $0.64 per share to $0.33 per share. In addition, for each warrant that was exercised, as a result of the Inducement Agreement, the Company agreed to issue the Warrant Holders unregistered warrants with an exercise price of $0.45 per share (“Inducement Warrants”). In the aggregate,5,737,573 warrants were exercised as a result of the Inducement Agreement and accordingly, 5,737,573 Inducement Warrants were issued. The Company received gross proceeds of $1.9M before expenses to the placement agent and other expenses of $285,000. The net proceeds, after reflecting par value, has been recorded in Additional Paid in Capital of $978,407 and with respect to the Inducement Warrants, a liability under ASC 815 was recorded in the amount of $693,064. Certain outstanding warrants, with an exercise price of $0.64, were reduced to $0.33 based on anti-dilution terms in the respective warrant agreements.

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

b.

The second offering, the securities purchase agreement offering (“Private Placement”) with institutional investors and the Company received net proceeds from the Private Placement of approximately $2.4 million, net of $354,000 in fees relating to the placement agent and other offering expense. In connection with the Private Placement, the Company issued: (i) 2,581,479 PIPE Shares (or PIPE Pre-Funded Warrants in lieu thereof) and (ii) PIPE Warrants (non-trading) to purchase 8,750,003 shares of our common stock, at a combined purchase price of $1.074 per unit (or $1.073 per pre-funded unit). The PIPE Warrants have a term of five and one-half (5.5) years from the issuance date and are exercisable for one share of common stock at an exercise price of $0.64 and adjusted to $0.33 at May 30, 2024. The net proceeds, after reflecting par value, has been recorded in Additional Paid in Capital of $1.6 million and with respect to the PIPE Warrants recorded as a liability under ASC 815 of $985,204. On October 16, 2023, the Company filed an S-1 (Resale) Registration Statement in connection with the Private Placement and on October 26, 2023 the S-1 went effective.

See Notes 8 and 10 to the Unaudited Condensed Consolidated Financial Statements

On February 3, 2023, we completed a securities purchase agreement (“Offering”) with institutional investors and received net proceeds from the Offering were approximately $3.2 million, net of $600,000 in fees relating to the placement agent and other offering expenses. The Offering was priced at the market under Nasdaq rules. In connection with the Offering, we issued 2,248,521 units at a purchase price of $1.69 per unit. Each unit consists of one share of common stock and one non-tradable warrant (Offering Warrant) exercisable for one share of common stock at a price of $1.56 adjusted to $0.64 at September 29, 2023 and adjusted to $0.33 at May 30, 2024, based on anti-dilution terms in the warrants and a term of five years. The Offering Warrants have a term of five years from the issuance date (See Notes 8 to the Unaudited Condensed Consolidated Financial Statements).

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

Cash Flows

Net Cash Used in Operating Activities

The Company used cash of $3,528,676 and $4,131,000 in operating activities for the six months ended June 30, 2024 and 2023, respectively. The decrease in cash used of $602,324, was principally due to lower operating expenses during the six months ended June 30, 2024.

Net Cash Used in Investing Activities

For the six months ended June 30, 2024 and 2023, the Company used cash in investing activities of $1,019,355 and $342,525, respectively. In both periods cash was used to acquire or pay deposits for fixed assets, equipment and software. In 2024, the cash used for acquiring or paying deposits for fixed assets was $19,355 as compared to $342,525 in the 2023 period. In connection with the Asset Purchase agreement the Company paid a non-refundable deposit of $1M to be held in escrow under an agreeable escrow agreement as a deposit on the purchase price. Under the terms of the Asset Purchase Agreement, the escrow deposit was released to the Seller and the Company recorded a forfeited agreement cost in Other Expenses (See Note 14 to the Unaudited Condensed Consolidated Financial Statements).

Net Cash Provided by Financing Activities

For the six months ended June 30, 2024 and 2023, the Company provided cash from financing activities of $2,972,348 and $3,238,711, respectively. In the 2023 period, cash was provided from the Offering completed in February 2023 and in the 2024 period cash was provided from the exercise of pre-funded warrants and net proceeds from a Reg A offering and Warrant Inducements (See Note 7 to the Unaudited Condensed Consolidated Financial Statements).

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sale of Unregistered Equity Securities

During the quarter ended June 30, 2024 the Company under Reg A, issued 4.1M unregistered but qualified shares of common stock.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 12th day of August 2024.

SHARPS TECHNOLOGY, INC.

August 14, 2024	/s/ Robert M. Hayes
Robert M. Hayes
Chief Executive Officer and Director (Principal Executive Officer)

August 14, 2024	/s/ Andrew R. Crescenzo
Andrew R. Crescenzo
Chief Financial Officer
(Principal Financial Officer)

