Form 10-Q
period 2024-09-30
Sharps Technology Inc.
filed 2024-11-14
CIK 1737995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 14, 2024, the issuer had 1,797,795 shares of common stock, par value $0.0001 per share, outstanding.

SHARPS TECHNOLOGY, INC.

i

SHARPS TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
Assets:
Current Assets
Cash	$2,473,197	$3,012,908
Prepaid expenses and other current assets	161,337	116,508
Inventories, net (Note 3)	2,019,481	1,709,135
Current Assets	4,654,015	4,838,551

Fixed Assets, net of accumulated depreciation (Notes 4 and 5)	6,233,595	6,822,142
Other Assets (Notes 6 and 7)	366,288	128,575
TOTAL ASSETS	$11,253,898	$11,789,268

Liabilities:
Current Liabilities
Accounts payable	$945,625	$794,107
Accrued and other current liabilities (Notes 13 and 15)	279,326	476,090
Notes Payable (Note 7)	2,334,142	-
Warrant liability (Notes 8 and 10)	1,027,102	2,422,785
Total Current Liabilities	4,586,195	3,692,982

Deferred Tax Liability	162,000	162,000
Total Liabilities	4,748,195	3,854,982

Commitments and Contingencies (Note 15)	-	-

Stockholders’ Equity:
Preferred stock, $.0001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding (2023: 1)	-	-
Common stock, $.0001 par value; 500,000,000, shares authorized; (100,000,000 in 2023), 1,694,110 shares issued and outstanding (2023: 694,294)	170	69
Additional paid-in capital	35,941,738	32,491,409
Accumulated other comprehensive income	482,572	591,812
Accumulated deficit	(29,918,777)	(25,149,004)
Total Stockholders’ Equity	6,505,703	7,934,286
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,253,898	$11,789,268

The accompanying notes are an integral part of these financial statements.

SHARPS TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER

(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2024	2023	2024	2023
Revenue, net	$-	$-	$-	$-

Operating expenses:
Research and development	145,611	225,191	523,347	783,340
General and administrative	1,869,598	2,133,167	5,257,015	6,425,154
Total operating expenses	2,015,209	2,358,358	5,780,362	7,208,494
Loss from operations	(2,015,209)	(2,358,358)	(5,780,362)	(7,208,494)

Other income (expense)
Other (expense) income (Note 15)	(70,905)	17,620	(1,046,593)	94,492
FMV adjustment warrants (Note 10)	416,560	321,981	2,088,747	415,958
Foreign currency	(15,506)	(3,587)	(31,566)	(41,955)
Total other income (expense)	330,149	336,014	1,010,588	468,495
Net Loss	$(1,685,060)	$(2,022,344)	$(4,769,774)	$(6,739,999)

Net loss per share, basic and diluted	$(1.27)	$(3.77)	$(4.53)	$(13.01)
Weighted average shares used to compute net loss per share, basic and diluted (Note 1)	1,331,891	536,886	1,053,259	518,166

The accompanying notes are an integral part of these financial statements.

SHARPS TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30

(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2024	2023	2024	2023
Net loss	$(1,685,060)	$(2,022,344)	$(4,769,774)	$(6,739,999)

Other comprehensive income:

Foreign currency translation adjustments gain/(loss)	130,723	(283,544)	(109,241)	61,314

Comprehensive loss	$(1,554,337)	$(2,305,888)	$(4,879,015)	$(6,678,685)

The accompanying notes are an integral part of these financial statements.

SHARPS TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

(Unaudited)

	Preferred Stock			Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders
	Shares	Amount		Shares	Amount	Capital	Income	Deficit	Equity

Balance -December 31, 2023	1	$		694,294	$69	$32,491,409	$591,812	$(25,149,004)	$7,934,286

Net loss for the three months ended March 31, 2024	-		-	-	-	-	-	(982,386)	(982,386)

Share-based compensation charges	-		-	-	-	126,387	-	-	126,387

Exercise of Pre-Funded Warrants	-		-	18,020	2	394	-	-	396

Foreign Currency Translation	-		-	-	-	-	(218,053)	-	(218,053)

Balance - March 31, 2024	1		$-	712,314	$71	$32,618,190	$373,759	$(26,131,390)	$6,860,630

Net loss for the three months ended June 30, 2024	-		-	-	-	-	-	(2,102,327)	(2,102,327)

Share-based compensation charges	-		-	-	-	201,918	-	-	201,918

Exercise of Pre-Funded Warrants	-		-	135,683	14	2,971	-	-	2,985
Registration A Offering	-		-	190,773	19	1,296,903	-	-	1,296,922
Warrant Inducements				260,799	26	978,955	-	-	978,981
Foreign Currency Translation	-		-	-	-	-	(21,911)	-	(21,911)

Balance - June 30, 2024	1		$-	1,299,569	$130	$35,098,937	$351,848	$(28,233,717)	$7,217,198

Net loss for the three months ended September 30, 2024	-		-	-	-	-	-	(1,685,060)	(1,685,060)

Cancellation of Preferred Share	(1)		-	-	-	-	-	-	-
Share-based compensation charges	-		-	-	-	116,193	-	-	116,193

Issuance of Common Stock – see Note 7	,		-	259,091	26	726,324	-	-	726,350

Warrant exercise	-		-	135,450	14	284	-	-	298
Foreign Currency Translation	-		-	-	-	-	130,723	-	130,723

Balance - September 30, 2024	-		$-	1,694,110	$170	$35,941,738	$482,572	$(29,918,777)	$6,505,703

SHARPS TECHNOLOGY, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

(Unaudited)

	Preferred Stock			Common Stock		Common Stock Subscription	Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount		Shares	Amount	Receivable	Capital	Income	Deficit	Equity
Balance -December 31, 2022	1	$		427,610	$43	-	$24,734,204	$214,253	$(15,307,366)	$9,641,134

Net loss for the three months ended March 31, 2023	-		-	-	-	-	-	-	(2,111,830)	(2,111,830)
Shares issued in Offering				102,206	10		2,783,375	-		2,783,385
Share-based compensation charges	-		-	-	-	-	383,100	-	-	383,100
Foreign Currency Translation	-		-			-	-	270,983	-	270,983

Balance - March 31, 2023	1		$-	529,816	$53	-	$27,900,679	$485,236	$(17,419,196)	$10,966,772

Net loss for the three months ended June 30, 2023	-		-	-	-	-	-	-	(2,605,825)	(2,605,825)
Share-based compensation charges	-		-	-	-	-	254,446	-	-	254,446
Foreign Currency Translation	-		-			-	-	73,876	-	73,876

Balance - June 30, 2023	1		$-	529,816	$53	-	$28,155,125	$559,112	$(20,025,021)	$8,689,269

Net loss for the three months ended September 30, 2023	-		-	-	-	-	-	-	(2,022,344)	(2,022,344)
Share-based compensation charges	-		-	-		-	201,365	-	-	201,365
Shelf Registration Offering – see Note 8	-		-	164,478	16		2,457,988			2,458,004
Private Placement Offering – see Note 8	-		-				1,552,819			1,552,819
Foreign Currency Translation	-		-					(283,544)		(283,544)
Balance - September 30, 2023	1		$-	694,294	$69	-	$32,367,297	$275,568	$(22,047,365)	$10,595,569

The accompanying notes are an integral part of these financial statements

SHARPS TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30

(UNAUDITED)

	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,769,774)	$(6,739,999)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	583,006	656,100
Stock-based compensation	444,498	838,911
Accretion of debt discount	75,192	-
FMV adjustment for Warrants	(2,088,747)	(415,958)
Equity Issuance costs	-	205,112
Escrow forfeited	1,000,000	-
Foreign exchange (gain)/loss	31,566	33,729
Changes in operating assets:
Prepaid expenses and other current assets	(47,233)	(23,032)
Inventory	(349,317)	(1,039,152)
Accounts payable and accrued liabilities	(51,326)	339,352)
Net cash used in operating activities	(5,172,135)	(6,144,937)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets or deposits paid	(69,659)	(232,295)
Escrow payment under agreement	(1,000,000)	(199,084)
Net cash used in investing activities	(1,069,659)	(431,379)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from offerings and warrant exercises	2,972,646	8,029,628
Net proceeds from Debt financing	2,735,300	-
Net cash provided by financing activities	5,707,946	8,029,628

Effect of exchange rate changes on cash	(5,863)	(69,792)

NET INCREASE (DECREASE) IN CASH	(539,711)	1,383,520
CASH — BEGINNING OF YEAR	3,012,908	4,170,897
CASH — END OF PERIOD	$2,473,197	$5,554,417

The accompanying notes are an integral part of these financial statements.

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

Note 1. Description of Business

Nature of Business and Going Concern

Sharps Technology, Inc. (“Sharps” or the “Company”) is a pre-revenue medical device company that has designed and patented various safety syringes and is seeking commercialization by manufacturing and distribution of its products.

The accompanying condensed consolidated financial statements include the accounts of Sharps Technology, Inc., and its wholly owned subsidiaries, Safegard Medical, Kft. and Sharps Technology Acquisition Corp. collectively referred to as the “Company.” The condensed consolidated balance sheet as of September 30, 2024 and the condensed consolidated statements of operations, statements of comprehensive loss, statements of stockholders’ equity and the statements of cash flow for three and nine months ended September 30, 2024 and 2023 (the “interim statements”) are unaudited. All intercompany transactions and balances have been eliminated. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and operating results for the interim periods have been made. Certain information and footnote disclosure, normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted. The interim statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2023 and notes thereto contained in the Company’s Form 10-K filed with the Securities and Exchange Commission. The condensed consolidated balance sheet at December 31, 2023 has been derived from the audited financial statements at that date. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not generated revenue or cash flow from operations since inception. As of September 30, 2024, the Company had a working capital of $67,820 which is not expected to be sufficient to fund the Company’s planned operations for the next 12 months. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to raise sufficient financing to acquire or commercialize its products into a profitable business. The Company intends to finance its commercialization activities and its working capital needs largely from the sale of equity securities and/or with additional funding from other traditional financing sources until such time that funds provided by operations are sufficient to fund working capital requirements. The unaudited condensed consolidated financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s fiscal year ends on December 31.

On April 13, 2022, the Company’s Initial Public Offering was deemed effective with trading commencing on April 14, 2022. The Company received net proceeds of $14.2 million on April 19, 2022 (See Note 7).

Effective October 16, 2024, the Company completed a 1 for 22 reverse split, whereby for each 22 shares of common stock the Company issued one share of common stock . All share, other equity instruments and per share information in the accompanying condensed consolidated financial statements and footnotes have been retroactively adjusted for the effects of the reverse split for all periods presented.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) and are expressed in U.S. dollars.

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

Note 2. Summary of Significant Accounting Policies (continued)

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. As of September 30, 2024, the most significant estimates relate to derivative liabilities, stock-based compensation, long-lived asset impairments and accounting for debt and equity financing.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are maintained with various financial institutions. At September 30, 2024 and December 31, 2023, the Company had no cash equivalents.

Inventories

The Company values inventory at the lower of cost (average cost) or net realizable value. Work-in-process and finished goods inventories consist of material, labor, and manufacturing overhead. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. A reserve is established for any excess or obsolete inventories or they may be written off. At September 30, 2024, and December 31, 2023, inventory is comprised of raw materials, including packaging, work in process (components) and finished goods.

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

The Company’s outstanding warrants are valued on a recurring basis with the trading price which could cause fluctuations in operating results at the reporting periods.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

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

There were no impairment losses recognized during the three and nine months ended September 30, 2024 and 2023.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

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

At their issuance date and as of September 30, 2024, certain warrants (see Notes 8 and 10) were accounted for as liabilities as these instruments did not meet all of the requirements for equity classification under ASC 815-40 based on the terms of the aforementioned warrants. The resulting warrant liabilities are re-measured at each balance sheet date until their exercise or expiration, and any change in fair value is recognized in the Company’s condensed consolidated statements of operations.

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

Comprehensive income (loss)

Comprehensive income (loss) consists of the Company’s consolidated net loss and foreign currency translation adjustments related to its subsidiary. Foreign currency translation adjustments included in comprehensive loss were not tax effected as the Company has a full valuation allowance at September 30, 2024 and December 31, 2023. Accumulated other comprehensive income (loss) is a separate component of stockholders’ equity and consists of the cumulative foreign currency translation adjustments.

Basic and Diluted Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the consolidated statements of operations. Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of September 30, 2024, there were 958,693 stock options and warrants, post reverse split effected, that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented.

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

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

Note 3. Inventories

Inventories, net consisted of the following at:

	September 30, 2024	December 31, 2023
Raw materials	$360,907	$254,461
Work in process	140,025	170,464
Finished goods	1,518,549	1,284,210
Total	$2,019,481	$1,709,135

Note 4. Fixed Assets

Fixed assets, net, is summarized as follows as of:

	September 30, 2024	December 31, 2023

Land	$253,781	$260,460
Building	2,949,900	3,022,490
Machinery and Equipment	4,730,617	4,464,317
Computer Systems and Website & Other	290,662	290,661
Total Fixed Assets	8,224,960	8,037,928
Less: accumulated depreciation	(1,991,365)	(1,215,786)
Fixed asset, net	$6,233,595	$6,822,142

Depreciation expense of fixed assets for the nine months ended September 30, 2024 and 2023 was $574,719 and $646,538, respectively. Substantially, all the Company’s fixed assets are located at the Company’s Hungary location.

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

Note 5. Asset Acquisition

Safegard Medical, Kft

In June 2020, the Company entered into a Share Purchase Agreement (“Agreement”) with Safegard Medical, Kft (“Safegard”) and amendments to the Agreement, collectively, the Agreements, to purchase either the stock or certain assets of a manufacturing facility for $2.5M in cash, plus additional consideration of common stock and options with a fair market value of $200,000 and $183,135, respectively. The Agreements provided the Company various periods for due diligence and post due diligence, requirements for escrow payments through the closing date (“Closing Date”).

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

Note 6. Other Assets

Other assets as of September 30, 2024, and December 31, 2023 are summarized as follows:

	September 30, 2024	December 31, 2023

Intangibles, net – See Note 6	40,227	52,513
Other – See Note 7	326,061	76,062
	$366,288	$128,575

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

Note 7. Debt Financing

On September 20, 2024, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) and a Senior Secured Note (the “Note”) for an aggregate principal amount of $4,375,000, including OID interest of $875,000 maturing on January 31, 2025, with certain purchasers (the “Purchasers”), and the issuance of approximately 259,091 (pre reverse - 5,700,006 ) unregistered shares of the Company’s Common Stock. The aggregate gross proceeds to the Company were approximately $3.5 million, before deducting fees to the placement agent and other offering expenses payable by the Company of $514,700 and an escrow deposit of $250,000 required until certain security liens are filed. The Note and the common stock were recorded at the relative fair values of $2.6M and $852,000, respectively, in accordance with ASC 470-20-25-2. The aforementioned expenses were allocated based on the aforementioned fair values as a reduction to the carrying amount of the debt and a reduction of the equity in accordance with ASC 505-10. For the three and nine months ended September 30, 2024, the Company recorded accreted interest and fees of $75,192.

In connection with the Securities Purchase Agreement and Note, the Company entered into a Registration Rights Agreement with the Purchasers (the “Registration Rights Agreement”), requiring the Company to file a resale registration statement (the “Registration Statement”) with the U.S. Securities and Exchange Commission (the “Commission”) to register the unregistered shares of Common Stock. within forty-five (45) calendar days following the filing date, which is thirty (30) days after the closing date. The Company filed the required resale registration statement on October 23, 2024.

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

In July 2024, the shareholders approved the increase of the authorized common stock from 100,000,000 to 500,000,000 which was subsequently filed as an amendment to the articles of incorporation with the state of Nevada.

Common Stock

On September 23, 2024, as noted in Note 7, in connection with the Securities Purchase Agreement and Note the Company issued 259,091 (pre reverse - 5,700,006) shares of unregistered common stock.

On May 31 and June 13, 2024, the Company entered into subscription agreements with certain institutional investors, pursuant to which the Company agreed to issue and sell to the investors 190,773 (pre reverse - 4,197,000) shares (the “Shares”) of Common Stock, par value $0.0001 per share of the Company at a price of $8.36 (pre reverse -$0.38) and received gross proceeds to the Company of $1.6M, before expenses to the placement agent and other offering expenses of $298,000 with net proceeds, after reflecting par value, have been recorded in Additional Paid in Capital of $1,296,903. The shares issued in the offering were offered at-the-market under Nasdaq rules and pursuant to the Company’s Form 1-A (the “Offering Statement”), initially filed by the Company with the Securities and Exchange Commission under the Securities Act of 1933, as amended on May 21, 2024, and qualified on May 30, 2024.

On May 30, 2024, the Company offered warrant inducements (the “Inducement Agreement”) to certain warrant holders (the “Warrant Holders”) which references the warrants registered for sale under both the registration statements on Form S-1 (file No. 333-263715) and/or the registration statement on Form S-1 (File No. 333-275011) (collectively, the “Registration Statements”) for up to a total of 499,932 (pre reverse - 10,998,524) warrants to purchase shares of the Company’s common stock, par value $0.0001 per share. Pursuant to the Inducement Agreement, the exercise price of the existing warrants was reduced from $14.08 (pre reverse -$0.64) per share to $7.26 (pre reverse -$0.33) per share. In addition, for each warrant that was exercised, as a result of the Inducement Agreement, the Company agreed to issue the Warrant Holders unregistered warrants with an exercise price of $9.90 (pre reverse - $0.45) per share (“Inducement Warrants”). In the aggregate, 260,799 (pre reverse -5,737,573) warrants were exercised as a result of the Inducement Agreement and accordingly, 260,799 Inducement Warrants were issued. The Company received gross proceeds of $1.9M before expenses to the placement agent and other expenses of $285,000. The net proceeds, after reflecting par value, has been recorded in Additional Paid in Capital of $978,955 and with respect to the Inducement Warrants, a liability under ASC 815 was recorded in the amount of $693,064. Certain outstanding warrants, with an exercise price of $14.08 (pre reverse -$0.64), were reduced to $7.26 (pre reverse -$0.33) based on anti-dilution terms in the respective warrant agreements.

The Company recorded a fair value charge in the three months and nine months ended September 30, 2024 to reflect the modification of the exercise price at the initial inducement date for the non-trading warrants relating to the February and September 2023 warrants below. (See Note 10)

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

Note 8 Stockholders’ Equity (continued)

On September 29, 2023, the Company completed two simultaneous offerings and received aggregate gross proceeds of approximately $5.6 million, before expenses to the placement agent and other offering expenses of $716,000.

a.	The first offering, the securities purchase agreement offering (the “Shelf Offering”) with institutional investors and the Company resulted in the Company receiving net proceeds from the Shelf Offering and the sale of pre-funded of approximately $2.5 million, includes the value of the pre-funded warrants recorded in APIC, net of $362,000 in fees relating to the placement agent and other offering expenses. The Shelf Offering was priced at the market under Nasdaq rules. In connection with the Shelf Offering, the Company issued 164,478 (pre reverse -3,618,521) shares of common at a purchase price of $14.08 per unit, adjusted to $7.26 (reverse effected) at May 30, 2024, based on anti-dilution terms in the warrants and 36,636 (pre reverse -800,000) pre-funded warrants at $14.058 (pre reverse -$0.639) per pre-funded warrants. The exercise price of the pre-funded warrants will be $0.001 per share.

b.	The second offering, the securities purchase agreement offering (“Private Placement”) with institutional investors and the Company received net proceeds from the Private Placement of approximately $2.4 million, net of $354,000 in fees relating to the placement agent and other offering expense. In connection with the Private Placement, the Company issued: (i) 117,340 (pre reverse - 2,581,479) PIPE Shares (or PIPE Pre-Funded Warrants in lieu thereof) and (ii) PIPE Warrants (non-trading) to purchase 397,727 (pre reverse -8,750,003) shares of our common stock, at a combined purchase price of $23.63 (pre reverse -$1.074) per unit or $23.606 (pre reverse - $1.073) per pre-funded unit. The PIPE Warrants have a term of five and one-half (5.5) years from the issuance date and are exercisable for one share of common stock at an exercise price, after effect of the October 2024 reverse split, of $14.08 adjusted to $7.26 at May 30, 2024, based on anti-dilution terms in the warrants. See Note 8(a) Warrants below for further adjustment. The net proceeds, after reflecting par value, has been recorded in Additional Paid in Capital of $1.6 million and with respect to the PIPE Warrants recorded as a liability under ASC 815 of $985,204. On October 16, 2023, the Company filed an S-1 (Resale) Registration Statement in connection with the Private Placement and on October 26, 2023 the S-1 went effective. (See Note 10).

On February 3, 2023, the Company completed a securities purchase agreement (“Offering”) with institutional investors and received net proceeds from the Offering of approximately $3.2 million, net of $600,000 in fees relating to the placement agent and other offering expenses. The Offering was priced at the market under Nasdaq rules. In connection with the Offering, the Company issued 102,206 (pre reverse - 2,248,521) units at a purchase price of $37.18 (pre reverse - $1.69) per unit. Each unit consisted of one share of common stock and one non-tradable warrant (“Offering Warrants”) exercisable for one share of common stock at a price, after effect of the October 2024 reverse split, of $34.32, adjusted to $14.08 at September 29, 2023 and to $7.26 at May 30, 2024, based on anti-dilution terms in the warrants and a term of five years. See Note 8(a) for further adjustment. The Offering Warrants have a term of five years from the issuance date. On February 13, 2023, the Company filed an S-1 (Resale) Registration Statement in connection with the Offering and on April 14, 2023, an Amendment to the S-1 was filed and went effective. (See Note 10)

On April 13, 2022, the Company’s initial public offering (“IPO”) was declared effective by the SEC pursuant to which the Company issued and sold an aggregate of 170,454 ( pre reverse -3,750,000) units (“Units”), each consisting of one share of common stock and two warrants, to purchase one share of common stock for each whole warrant, with an initial exercise price of $ 93.50 (pre reverse -$4.25) per share, adjusted to and with the effect of reverse split October 2024, $34.32 at February 3, 2023 and to $14.08 at September 29, 2023 and to $7.26 at May 30, 2024, based on anti-dilution terms in the warrants, and a term of five years. In addition, the Company granted Aegis Capital Corp., as underwriter a 45-day over-allotment option to purchase up to 15% of the number of shares included in the units sold in the offering, and/or additional warrants equal to 15% of the number of Warrants included in the units sold in the offering, in each case solely to cover over-allotments, which the Aegis Capital Corp. partially exercised with respect to 51,136 ( pre reverse -1,125,000) warrants on April 19, 2022.

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

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

Note 8. Stockholders’ Equity (continued)

Warrants

a)	In September 2024, the Company reduced the exercise price of the 230,091 (pre reverse – 5,260,000) outstanding warrants issued in February 2023 and September 2023 offerings (see below) from $7.26 (pre reverse - $0.33) to $0.0001. In connection with the reduction in the exercise price the Company recorded a modification charge of $155,703 in the three months ended September 30, 2024. At September 30, 2024, 103,685, after reverse split, warrants remain outstanding. Subsequent to September 30, 2024 such remaining warrants were exercised.

b)	In connection with the Inducement Warrants in the second quarter of 2024, the Company issued 260,799 (pre reverse - 5,737,573) non-trading Inducement Warrants as noted in Common Stock above. The Inducement Warrants are classified as a liability based on ASC 815 and require remeasurement at each reporting period. The Inducement Warrants are recorded at the FMV, computed using the Black Scholes valuation method. and , recorded a FMV gain adjustment of $293,684 (See Note 10).

c)	In connection with one-year advisory services arrangement entered into in April 2023, the Company issued an aggregate of 28,636 (pre reverse - 630,000) warrants over the one-year term, at an exercise price of $34.32 (pre reverse -$1.56) The warrants have a three-year term and were fully vested on issuance. During the three and nine months ended September 30, 2024, the Company issued 0 and 5,909 (pre reverse - 130,000) warrants with a FMV of $8,590. During the three and nine months ended September 30, 2023 the Company issued 10,227 (pre reverse - 225,000) and 16,363 (pre-reverse 360,000) warrants with a FMV of $22,470 and $42,306, respectively. The FMV of the warrants issued in the nine months ended September 30, 2024 was computed using the Black Scholes valuation model with the following assumptions: a) volatility of 33.46% to 81.62% three-year term, risk free interest rate of 4.20% to 4.25% and 0% dividend rate. The FMV of the warrants issued in the three and nine months ended September 30, 2023 was computed using the Black Scholes valuation model with the following assumptions: a) volatility of 37.45% to 44.83%, risk free interest rate of 3.58% to 4.43.% and 0% dividend rate (See Note 10).

d)	In connection with the Private Placement in September 2023, the Company issued 397,727 (pre reverse 8,750,003) non-trading PIPE Warrants as a component of the Unit as noted in Common Stock above. The PIPE Warrants are classified as a liability based on ASC 815 and require remeasurement at each reporting period. The PIPE Warrants are recorded at the FMV, computed using the Black Scholes valuation method. For the three and nine months ended September 30, 2024, the Company recorded a FMV gain (loss) adjustment of $(181,163), including the modification charge of $(148,091) and $470,721 including the modification charge of $(637,316), respectively (See Note 10).

e)	In connection with the Offering in February 2023, the Company issued 102,206 (pre reverse -2,248,521) non-trading warrants Offering Warrants as a component of the Unit as noted in Common Stock above. The Offering Warrants are classified as a liability based on ASC 815 and require remeasurement at each reporting period. The Offering Warrants were recorded at the FMV, computed using the Black Scholes valuation method. For the three and nine months ended September 30, 2024 the Company recorded FMV gain (loss) adjustments of $7,563, including a modification charge of $7,612 referred to in Note 10, and $214,019, including a modification charge of $153,640. For the three and nine months ended September 30, 2023, the Company recorded a FMV gain adjustment of $56,172 and $238,752 respectively (See Note 10).

f)	In connection with the IPO in April 2022, the Company issued 340,900 (pre reverse -7,500,000) warrants (Trading Warrants) as a component of the Units and 51,136 (pre reverse - 1,125,000) warrants to the underwriter (Overallotment Warrants), as noted in Common Stock above. The Trading and Overallotment Warrants were recorded at the FMV, being the trading price of the warrants, on the IPO effective date and the Warrants are classified as a Liability based on ASC 815. The Warrant liability requires remeasurement at each reporting period based on the trading price of the warrants. During the three and nine months ended September 30, 2024, the Company recorded an FMV gain adjustment of $198,375 and $690,001, respectively. During the three and nine months ended September 30, 2023, the Company recorded an FMV gain adjustment of $258,750 and $172,500, respectively. (See Note 10).

g)	The Company issued 10,695 (pre reverse -235,295) Warrants (“Note Warrants”) to the note holders in connection with the repayment on the IPO on April 19, 2022. The Note Warrants, which are recorded at the FMV being the trading price of the warrants, are classified as a Liability based on ASC 815. The Note Warrants require remeasurement at each reporting period. During the three and nine months ended September 30, 2024, the Company recorded a FMV gain of $5,411 and $18,822, respectively. For the three and nine months ended September 30, 2023, the Company recorded a FMV gain/(loss) adjustment of $7,059. (See Note 10).

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

Note 8. Stockholders’ Equity (continued)

(h)	The underwriter received 8,523 (pre reverse - 187,500) warrants in connection with the IPO for a nominal cost of $11,250. The Warrants have an exercise price of $117.04 (pre reverse - $5.32) and are exercisable after October 9, 2022. The FMV at the date of issuance was $228,750 computed using the Black Scholes valuation model with the following assumptions: a) volatility of 93.47%, five-year term, risk free interest rate 2.77% and 0% dividend rate. The estimated FMV was classified as additional issuance costs.

Note 9. Preferred Stock

In February 2018, the Company Board of Directors issued one share of Series A Preferred Stock to Alan Blackman, the Company’s co-founder and former Director. The Series A Preferred Stock entitled the holder to vote on any matters related to the election of directors and was reduced from 50.1% at December 31, 2021 to 29.5%, effective with the IPO. The Series A Preferred Stock has no right to dividends, or distributions in the event of a liquidation and is not convertible into common stock. In connection with final settlement with Mr. Blackman on August 2024, the Series A Preferred Stock were cancelled and forfeited without any further consideration. The Series A Preferred was returned to the status of an authorized but unissued share of preferred stock of the Company (See Note 15).

Note 10. Warrant Liability

Certain Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented as a Warrant liability in the accompanying condensed consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the condensed consolidated statements of operations. The Black Scholes Option-Pricing model used the following assumptions for the nine months ended September 30, 2024 and 2023 (See Note 8).

	September 30, 2024	September 30, 2023
Expected term (years)	3.37 to 5.99	4.36 to 5.5
Expected volatility	58.78% to 121.32%	45.31% to 59.93%
Risk-free interest rate	3.41% to 4.56%	3.53 to 4.54%
Dividend rate	0	0

The Warrant liability at September 30, 2024 and December 31, 2023 was as follows:

	September 30, 2024	December 31, 2023
Trading and Overallotment Warrants	$431,250	$1,121,250
Note Warrants	11,765	30,588
Offering Warrants – February 2023	20,053	234,072
Offering Warrants – September 2023	216,911	1,036,875
Inducement Warrants – May 2024	347,123	-
Total Warrant Liability	$1,027,102	$2,422,785

The Warrants outstanding at September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024	December 31,2023

Trading, Overallotment and Underwriter Warrants	400,568	400,568
Note Warrants	10,695	10,695
Offering Warrants – February 2023	8,607	102,206
Offering Warrants – September 2023	95,078	397,727
Inducement Warrants – May 2024	260,799	-
Warrants issued for services arrangement	28,636	22,500
Total Warrants Outstanding	804,383	1,194,495

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

Note 10. Warrant Liability (continued)

For the three months ended September 30, 2024, the FMV gain adjustment, which is reflected in the FMV adjustment on Warrants in the Unaudited Condensed Consolidated Statements of Operations was $416,560, which includes the modification charge of $155,703 and $349,243, gain for the warrants exercised in connection with the Inducement Agreements (See Note 8).

For the nine months September 30, 2024, the FMV gain adjustment, which is reflected in the FMV adjustment on Warrants in the Unaudited Condensed Consolidated Statements of Operations was $2,088,747, which includes the modification charge of $790,956 and $349,243, gain for the warrants exercised in connection with the Inducement Agreements (See Note 8).

For the three and nine months ended September 30, 2023, the FMV gain adjustment, which is reflected in the FMV adjustment gain (loss) on Warrants in the Unaudited Condensed Consolidated Statements of Operations was $321,981 and $415,958, respectively (see Note 8).

Note 11. Stock Options

A summary of options granted and outstanding is presented below.

	September 30, 2024
	Options	Weighted Average Exercise Price
Outstanding at Beginning of year	109,493	$67.12
Granted	63,409	6.27
Forfeited or cancelled	(18,592)	37.11
Outstanding at end of period	154,310	$42.88

Exercisable at end of period	122,243	$50.86

At September 30, 2024, the Weighted Average Remaining Contractual Life is 39 months.

At September 30, 2024, the stock options outstanding and the options exercisable have exercise prices that exceed the stock market price at September 30, 2024 and as such no intrinsic value exists. Intrinsic value is defined as the difference between the exercise price of the options and the market price of the Company’s common stock.

During the nine months ended September 30, 2024, the Company granted five-year options (the “Options”) to purchase a total of 63,409 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) to its directors, executive officers, employees and consultants pursuant to the Company’s 2023 Equity Incentive Plan. The Options are exercisable at an average price of $6.27 per share which was based on the closing price on the respective grant dates.

As of September 30, 2024, there was $232,353 of unrecognized stock-based compensation related to unvested stock options with a weighted average fair value of $7.25 per share, which is expected to be recognized over a weighted-average period of 12 months as of September 30, 2024.

For the three and nine months ended September 30, 2024, the Company recognized stock-based compensation expense of $116,193 recorded in general and administrative and $435,908, respectively, of which $432,567 and $3,341 was recorded in general and administrative and research and development expenses.

For the three and nine months ended September 30, 2023, the Company recognized stock-based compensation expense of $178,895 and $796,606, respectively, which was recorded in general and administrative.

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

Note 11. Stock Options (continued)

The fair value of stock option awards accounted for under ASC 718 was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions for the options granted during the nine months ended September 30, 2024 and 2023.

	September 30, 2024	September 30, 2023
Expected term (years)	2.66 to 3.06	2.88 to 3.25
Expected volatility	81.15 % to 83.04%	75.40% to 89.93%
Risk-free interest rate	4.71 % to 4.76%	3.71% to 4.27%
Dividend rate	0	0

Note 12. Income Taxes

At the end of each interim reporting period, the Company estimates its effective tax rate expected to be applied for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods. Accordingly, the Company’s effective tax rate for the three and nine months ended September 30, 2024 and 2023 was 0%. The Company’s effective tax rates for both periods were affected primarily by a full valuation allowance on domestic net deferred tax assets.

Note 13. Related Party Transactions and Balances

As of September 30, 2024 and December 31, 2023, accounts payable and accrued liabilities include $152,500 and $32,974, respectively, payable to officers and directors of the Company. The amounts are unsecured, non-interest bearing and are due on demand.

Note 14. Fair Value Measurements

The Company’s financial instruments include cash, accounts payable, and warrant liability. Cash and warrant liability are measured at fair value. Accounts payable is measured at amortized cost and approximates fair value due to its short duration.

As of September 30, 2024, the following financial assets and liabilities were measured at fair value on a recurring basis presented on the Company’s condensed consolidated balance sheet:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total

Assets
Cash	$2,473,197	-	-	$2,473,197

Total assets measured at fair value	$2,473,197	-	-	$2,473,197

Liabilities
Warrant liability	$-	$1,027,102	-	$1,027,102

Total liabilities measured at fair value	$-	$1,027,102	-	$1,027,102

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

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

Note 15. Commitments and Contingencies

Contingencies

On July 10, 2024, Barry Berler (“Berler”), a co-founder and former Chief Technology Officer of the Company, commenced a lawsuit in the United States District Court for the Eastern District of New York, Barry Berler v. Sharps Technology, Inc. and Alan Blackman, Case No. 2:24-cv-04787. In this case, Berler asserts claims for damages of an aggregate of $456,000 for alleged (1) failure to make full payment of certain monthly payments under his consulting agreement with the Company (the “Consulting Agreement”) in the amount of $52,500, (2) failure to pay a bonus with a target of $216,000 under the Consulting Agreement, (3) $187,500, representing 50% of the severance payment paid by the Company to Mr. Blackman, the Company’s co-founder and former Chief Operating Officer and Co-Chairman and a declaration and injunctive relief establishing that Berler is the rightful owner of 50% of the Company’s Series A Preferred Stock (which preferred stock is no longer outstanding). The Company has accrued for the claim for unpaid monthly consulting fees. The Company believes that Berler’s claims are without merit, intends to defend itself vigorously and has requested dismissal of these claims. In addition, on September 17, 2024, the Company filed an answer and counterclaims with respect thereto, including for recoupment of certain compensation the Company has previously paid to Berler.

On June l7, 2024, Berler filed a demand for arbitration and statement of claim under the commercial arbitration rules of the American Arbitration Association (“AAA”) asserting claims for payment of $500,000 plus interest, under the Company’s royalty agreement with Berler, as amended, rescission thereof and reversion to Berler of the intellectual property rights subject thereto. The Company believes that Berler’s claims are without merit and intends to defend itself vigorously in connection with these claims.

On April 3, 2024, Plastomold Industries Ltd. (“Plastomold”) commenced a lawsuit against the Company in the United States District Court for the Eastern District of New York, Plastomold Industries Ltd v. Sharps Technology, Inc., Case No. 2:24-CV-02580, asserting claims for damages in the amount of $1.762 million for alleged (1) failure to pay invoices, of which approximately $1 million would relate to a maintenance agreement for units allegedly manufactured and sold using machinery that was defective and has never successfully produced any saleable products, (2) breach of the implied covenant of good faith and fair dealing, (3) unjust enrichment, and (4) conversion. Plastomold asserts it provided certain products and services to the Company for which its invoices were not fully paid. The Company believes that Plastomold’s claims are without merit and intends to defend itself vigorously. On June 3, 2024, the Company filed an answer and affirmative defenses and counterclaim, which counterclaim is for damages that the Company believes would exceed the claims asserted by Plastomold, based on the insufficiency of Plastomold’s services and the results thereof, including the failure to provide machinery capable of reliably manufacturing the designated products in compliance with design specifications and functionality requirements, and with respect to which test results failed.

Commitments

On August 1, 2022, the Company cancelled the consulting agreement with Alan Blackman, Co- Chairman and Chief Operating Officer and entered into an Employment Agreement. which provided for annual salary of $256,000, which provides for increases, and provisions compensation adjustments, expense and tax differential reimbursements, benefits and bonuses. As of September 1, 2022, the annual salary is $320,000. At September 30, 2022, the Company approved and accrued a $250,000 bonus to Mr. Blackman for services provided in 2022, of which $65,000 was paid subsequent to December 31, 2022. The Company terminated Mr. Blackman’s Employment Agreement effective May 1, 2023. Mr. Blackman continued to serve as the Co-Chairman and a member of the Board of Directors. Subsequent to June 30, 2023, the Company and Mr. Blackman entered into a separation agreement whereby, Mr. Blackman was paid severance payments of approximately $346,000 plus other medical benefits of approximately $29,000 which were fully paid by August 31, 2024. Further, all unvested options were fully vested, and the Company recorded a charge of $60,000 in 2023. In connection with the separation agreement, Mr. Blackman no longer served as Co-Chairman or Board member and agreed to vote his Series A Preferred Stock in favor of the election, reelection, and/or designation of each individual nominated to serve as a director on the Board of Director as shall be identified in an applicable proxy statement filed by the Company for such election of directors. Once the payments due Mr. Blackman were fully paid, the Series A Preferred Stock were deemed immediately cancelled and forfeited and without further consideration. The Series A Preferred has been returned to the status of an authorized but unissued share of preferred stock of the Company.

On May 20, 2024, the Company entered into an amendment to the Asset Purchase agreement (“Asset Purchase”) with InjectEZ, LLC (“Seller”) for the purchase of certain assets for $35M. In connection with the Asset Purchase agreement the Company paid a non-refundable deposit of $1M to be held in escrow under an agreeable escrow agreement as a deposit on the purchase price. The Asset Purchase agreement stipulated that the $1M deposit would be maintained until July 19, 2024, at which date, if the contemplated transaction was not consummated, through no fault of the Seller, the escrow would be released to the Seller by the escrow agent. The escrow deposit of $1,000,000 was released to the Seller and recorded a forfeited agreement cost in Other Expenses in the nine months ended September 30, 2024. The Company and Seller are currently working towards a further amendment of the Asset Purchase Agreement. To the extent a further amendment is executed, the closing of the Asset Purchase Agreement will be contingent on obtaining the necessary financing and there can be no assurance that the closing of the asset sale will occur.

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

Overview

Since our inception in 2017, we have devoted substantially all our resources to the research and development and commencing the latter part of 2023 on manufacturing of our safety syringe products. To date, we have not generated any significant revenues from the sale of syringe products. We have incurred net losses in each year since our inception and, as of September 30, 2024, we had an accumulated deficit of $29,918,777. Our net loss was $4,769,774 for the nine months ended September 30, 2024. Substantially all of our net losses resulted from costs incurred in connection with our research and development efforts, payroll and consulting fees, stock compensation and general and administrative costs associated with our operations, including costs incurred for being a public company since April 14, 2022. See below, Liquidity and Capital Resources and Notes to Unaudited Condensed Consolidated Financial Statements.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not generated any significant revenue from the sale of syringe products or cash flow from operations since inception. As of September 30, 2024, the Company had working capital of $67,820 which is not expected to be sufficient to fund the Company’s planned operations for the next 12 months. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to raise sufficient financing to acquire or commercialize its products into a profitable business. The Company intends to finance its commercialization activities and its working capital needs largely from the sale of equity securities and/or with additional funding from other traditional financing sources until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Although we currently have production capacity for our products and thus the ability to receive and fulfill orders, we have used the proceeds from the February 2023, September 2023 fund raising and fund raising in the second and third quarter of 2024 to allow us to either increase our production capacity, build inventory or support working capital requirements This will help us to generate and fulfill orders for our current product line and advance our new innovative products in connection with recent collaboration arrangements. We have produced commercial quantities of our products and built inventory to support orders in late 2024 and in 2025. (See Recent Developments)

Products, Marketing and Sales

We continue to be in discussions with healthcare companies and distributors for sales of our disposable syringe and prefillable syringe products. We intend to market these products to the U.S. and foreign governments. We received a Purchase Order for our first Securegard sales to a South America distributor which was shipped in June 2024. We will also look to sell our disposable syringe products to hospitals and clinician offices as opportunities present themselves.

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

As previously disclosed, there continue to be delays in the commercialization of the Sharps Provensa product line. The product’s specialized technology requires further design and assembly optimization as identified in our previous commercialization efforts. This on-going product refinement process is typical of the development of new technology for the healthcare market to ensure the products are safe and effective for use every time. At this time Sharps is not able to determine a timeline for final commercialization of the Provensa product.

Research and Development

Substantially all of our research and development expenses to date have been incurred in connection with our syringe products. We expect to continue to incur research and development expenses for the foreseeable future as we continue to enhance our products to meet the market requirements for our Sharps syringe product line for its various intended uses throughout the world.

Business Developments:

Asset Purchase Agreement – Nephron Pharmaceuticals and Affiliates

On September 29, 2022, the Company entered into an agreement (the “NPC Agreement”) with Nephron Pharmaceuticals Corporation (“NPC”) and various affiliates of NPC, including InjectEZ, LLC. The NPC Agreement was intended to support several areas of the Company’s development and growth. The Company and NPC intended to supplement the NPC Agreement by entering into a manufacturing supply agreement, a sales and distribution agreement and a pharma services program to support growth, and a future agreement to support manufacturing expansion. As noted below, the sales and distribution agreement was terminated on March 8, 2024, and replaced. The original manufacturing supply agreement, noted above, was replaced as part of the Asset Purchase Agreement, entered into on September 22, 2023 and the Pharma Services agreement continues to be in place, although no activities have occurred to date. Further, under the additional agreement with NPC and affiliates of NPC (“Nephron Agreement”), the Company would provide technical advice and assistance to support manufacturing by InjectEZ, purchase certain quantities of syringes as they may order or require, and collaborate with Nephron on certain related business endeavors, but no activities have occurred to date. The Company will continue working to amend the terms of this NPC Agreement and Nephron Agreement, based on the Amended Asset Purchase Agreement below dated May 20, 2024. (See below)

On March 8, 2024, the Company and Nephron Pharmaceuticals Corporation terminated their distribution agreement dated December 8, 2022, which was partially replaced by the Agreement with Roncadelle, as stated below, and we continue to seek other parties to distribute for the US domestic market. The Company entered into a new logistics services agreement on the warehousing side with Owens and Minor (“O&M”) to replace Nephron’s distribution services. The Company can utilize O&M to provide 3PL services for both the Company and Roncadelle products, in North and South America when needed.

The Company and Nephron continue to maintain the Pharma Services Program (PSP), although no activities have occurred to date, which focuses on the creation of new business development and growth opportunities for both companies. These opportunities will include the development and sale of next generation drug delivery systems that will be produced by the Company and can be purchased by the healthcare industry, pharmaceutical markets, and Pharma companies such as Nephron and others.

On May 20, 2024, the Company entered into an Amendment to the Asset Purchase Agreement dated September 22, 2023, with Nephron and Nephron’s InjectEZ, LLC, (collectively, the “Seller”). The September 22, 2023 agreement superseded the manufacturing and supply agreement entered into in connection with the NPC Agreement on September 29, 2022, and the Nephron Agreement entered into on September 29, 2022. The Amended Asset Purchase Agreement includes the purchase of certain assets for $35M plus assumed liabilities of $4M, continues to provide for the Company to lease the Facility but excludes any leasehold improvements previously included. In connection with the Asset Purchase agreement, the Company paid a non-refundable deposit of $1M to be held in escrow under an agreeable escrow agreement as a deposit on the purchase price. The Asset Purchase agreement stipulated that the $1M deposit would be maintained until July 19, 2024, at which date, if the contemplated transaction was not consummated, through no fault of the Seller, the escrow would be released to the Seller by the escrow agent. The escrow deposit of $1,000,000 was released to the Seller and recorded in Other Expense as a forfeited agreement cost in the three months ended June 30, 2024. The Company and Seller continue to work towards a further amendment of the Asset Purchase Agreement. The closing of the Asset Purchase Agreement is contingent on obtaining further amendments and the necessary financing. There can be no assurance that the closing of the asset sale will occur.

Sales and Distribution Agreement – Roncadelle

On March 4, 2024 (the “Effective”) Company entered into a cooperative sales and distribution agreement (the “Agreement”) with Roncadelle Operations s.r.l (“Roncadelle”). In conjunction with the execution of the Agreement, Roncadelle appointed the Company as its exclusive distributor of Roncadelle products in the United States, Canada, Central and South America and their territories. The Company appointed Roncadelle as its exclusive distributor of Sharps products in Europe, Middle East, APAC, South Africa and Australia and their territories. The Company and Roncadelle agreed to bear their own separate costs and expenses, including fees and other expenses, relating to external advisors and the preparation, negotiation, execution and performance of this Agreement and any related documents. The Agreement is effective as of the Effective Date for the initial period of one (1) year (the “Initial Term”). Upon expiration of the Initial Term, the term of the Agreement shall automatically renew for additional successive one-year terms, unless either party provides written notice of non-renewal at least ninety (90) days prior to the end of the then-current term, unless any renewal term is terminated earlier pursuant to the terms of the Agreement or applicable law. The Company continues to work with Roncadelle for product introductions and execution of the Agreement for future sales.

Supply Agreement -Stericare Solutions

On July 24, 2024, the Company, entered into a Supply Agreement (the “Supply Agreement”) with Stericare Solutions, LLC, a Texas limited liability company, (“Stericare”), pursuant to which Stericare agreed to purchase 520 million units of 10ml polypropylene (“PP”) Sologard syringes from the Company. The specific purchase price is confidential but revenues are expected in excess of $50M. Pursuant to the Supply Agreement, Stericare has agreed to purchase 520 million units of 10ml PP Sologard syringes in the following increments: 40 million units in the first year, and 120 million units every year for the remaining life of the Supply Agreement. The Supply Agreement has a five (5) year term targeted to commence November 2024 (the “Initial Term”). Upon expiration of the Initial Term, the Supply Agreement will automatically renew for additional one (1) year periods (each, a “Renewal Term”), unless a party gives the other party written notice of termination at least ninety (90) days prior to the end of the Initial Term or Renewal Term. The Agreement may be terminated by either party upon written notice to the other party if the other party breaches any material term or condition of this Agreement and fails to cure such breach within thirty (30) days after receipt of written notice thereof. The Agreement may be terminated by either party upon written notice to the other party if the other party becomes insolvent, makes an assignment for the benefit of creditors, or a petition under any bankruptcy or insolvency Law is filed by or against such party and is not dismissed within 120 days. If either party is acquired by a competitor of the other party, then either party can terminate the Agreement with six (6) months written notice.

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

On July 15, 2024, the Company held a Special Meeting of its stockholders. At the Meeting, the following three (3) proposals were each approved.

1.	The Company’s stockholders approved the amendment to the Company’s articles of incorporation to increase the authorized shares of common stock from 100,000,000 shares to 500,000,000 shares;

2.	The Company’s stockholders approved a proposal to authorize the Company’s Board of Directors (the “Board”), in its discretion at any time within one year after stockholder approval is obtained, to amend the Company’s Articles of Incorporation to effect a reverse stock split of shares of the Company’s common stock, at a ratio of up to 1-for-8, with the exact ratio to be determined by the Company’s Board and included in a public announcement;

3.	The Company’s stockholders approved a proposal for the issuance of securities in one or more non-public offerings where the maximum discount at which the securities will be offered will be equivalent to a discount not to exceed 20% below the market price of our common stock in accordance with Nasdaq Marketplace Rule 5635(d).

On October 7, 2024, the Company held a Special Meeting of its stockholders. The Company’s stockholders approved a proposal to authorize the Company’s Board in its discretion at any time within one year after stockholder approval is obtained, to amend the Company’s Articles of Incorporation to effect a reverse stock split of shares of the Company’s common stock, at a ratio with a range of 1-for-8 to 1 for 22, with the exact ratio to be determined by the Company’s Board. The Board approved the 1 for 22 reverse stock split on October 7, 2024 which went into effect on October 16, 2024.

Nasdaq notified the Company on November 13, 2024 that the Company regained compliance on November 5, 2024 with Listing Rule 5550(a)(2), (the “Bid Price Rule”)

Critical Accounting Policies and Significant Judgments and Estimates

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

Nature of Business

Sharps Technology, Inc. (“Sharps” or the “Company”) continues to regard itself as a pre-revenue medical device company that has designed and patented various safety syringes and is seeking commercialization by manufacturing and distribution of its products. Through September 30, 2024, no substantial syringe product sales have occurred.

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

Off-Balance Sheet Arrangements

During the periods presented, we did not have any off-balance sheet arrangements as defined under Regulation S-K Item 303(a)(4).

Results of Operations – Three Months Ended September 30, 2024 and 2023.

	2024	2023	Change	Change %
Research and development	$145,611	225,191	$(79,580)	-35%
General and administrative	1,869,598	2,133,167	(263,569)	-12%
Other expense (income)	70,905	(17,620)	88,525	502%
FMV (gain) loss adjustment for warrants	(416,560)	(321,981)	(94,579)	29%
Foreign currency	15,506	3,587	11,919	332%
Net loss	$1,685,060	$2,022,344	$(337,284)	-16%

Revenue

The Company has not generated any significant syringe revenue to date.

Research and Development

For the three months ended September 30, 2024, Research and Development (“R&D”) expenses decreased to $145,611 compared to $225,191 for the three months ended September 30, 2023. The decrease of $79,580 was due to reduced R&D activities in 2024 as compared to 2023, primarily due to lower depreciation expense of $46,000 and lower R&D labor and consulting of $41,000 due to the overall shift to manufacturing.

General and Administrative

For the three months ended September 30, 2024, General and Administrative (“G&A”) expenses were $1,869,598 as compared to $2,133,167 for the three months ended September 30, 2023. The decrease of $263,569 was primarily attributable to: i) a decrease in payroll and consulting fees of $57,000 from $895,000 in 2023 to $838,000 in 2024, primarily due to lower consulting services and compensation expense, ii) decrease in stock compensation expense, due to the timing of option awards, vesting and options valuations, of approximately $85,000 from $201,000 in 2023 to $116,000 in 2024. Further, we had decreases in public company and investor relation costs ($65,600), travel ($17,000), computer costs ($44,000), insurance ($39,000), patent fees ($10,000), and other expenses ($50,700), partially offset by higher professional fees ($68,300), marketing ($2,000), rent ($12,000), depreciation expense ($16,000) and board costs ($6,500).

Other expense (income)

Other was an expense of $70,905 for the three months ended September 30, 2024, compared to income of $17,620 for three months ended September 30, 2023. In 2024 and 2023 the Company generated interest income of $4,377 and $17,620, respectively. The totals in each period related to interest earned from cash balances held in interest bearing accounts. In addition, in 2024 the Company incurred accreted interest costs associated with debt financing (See Note 7 to the Unaudited Condensed Consolidated Financial Statements).

FMV Adjustment for Derivatives

Certain Warrants require the Fair Market Value (“FMV”) to be remeasured at each reporting date while outstanding with recognition of the changes in fair value to other income or expense in the condensed consolidated statement of operations. For the three months ended September 30, 2024 and 2023, the Company recorded a $416,560 FMV gain, net of a modification charge of $155,703 for the warrants exercised at the reduced exercise prices and the related modification charge and $572,264 FMV gain to reflect adjustments required for outstanding Warrants liabilities. This is compared to a $321,981 FMV gain for the three months ended September 30, 2023 (See Notes 8 and 10 to the Unaudited Condensed Consolidated Financial Statements).

Results of Operations – Nine Months Ended September 30, 2024 and 2023.

	2024	2023	Change	Change %
Research and development	$523,347	783,340	$(259,993)	-33%
General and administrative	5,257,015	6,425,154	(1,168,139)	-18%
Other expense (income)	1,046,593	(94,492)	1,141,085	1,208%
FMV (gain) loss adjustment for warrants	(2,088,747)	(415,958)	(1,672,789)	402%
Foreign exchange loss	31,566	41,955	(10,389)	-25%
Net loss	$4,769,774	$6,739,999	$(1,970,225)	-29%

Revenue

The Company has not generated any significant syringe revenue to date.

Research and Development

For the nine months ended September 30, 2024, Research and Development (“R&D”) expenses decreased to $523,347 compared to $783,340 for the nine months ended September 30, 2023. The decrease of $259,993 was primarily due to a shift to increased manufacturing and reduced R&D activities in 2024 as compared to the 2023 period which amounted to lower expenses of $121,600, principally materials of $104,000. In addition, depreciation expense decreased $138,300.

General and Administrative

For the nine months ended September 30, 2024, General and Administrative (“G&A”) expenses were $5,257,015 as compared to $6,425,154 for the nine months ended September 30, 2023. The decrease of $1,168,139 was primarily attributable to: i) increases in payroll and consulting fees of $307,800 from $2,206,000 in 2023 to $2,514,502 in 2024, primarily due to compensation increases and additional consulting fees, ii) decrease in stock compensation expense, due to the timing of option awards, vesting and option valuations, of approximately $397,800 from $838,000 in 2023 to $441,200 in 2024, iii) decrease in public company and investor relations costs of $288,700 from $644,000 to $361,300 in 2024 primarily due to lower offering costs in the 2024 period and reduced investor relations activities. Further, we had decreases due to lower: a) marketing costs ($278,400) relating to promoting the Company, b) travel ($65,900), c) insurance costs ($87,000), d) rent ($45,000), e) general operating costs ($85,300), f) computer costs ($13,600), g) patent maintenance and registration fees ($2,200) and h) a contract settlement of $375,000 in 2023. These decreases were partially offset by higher: a) professional fees ($68,000, b) board costs ($41,500) and c) depreciation ($53,500).

Other expense (income)

Other was an expense of $1,046,593 for the nine months ended September 30, 2024, compared to income of $(94,492) for nine months ended September 30, 2023. In 2024 and 2023 the Company generated interest income of $(28,689) and $(94,492), respectively. The interest income in each period was related to interest income earned from cash balances held in interest bearing accounts. In the second quarter of 2024, the Company’s initial syringe sale of $10,871, which approximated cost, was to a distributor in South America. The escrow deposit of $1M, relating to the Asset Purchase Agreement, was released to the Seller on July 19, 2024, under the terms of the agreement and recorded as a forfeited agreement cost (See Note 15 to the Unaudited Condensed Consolidated Financial Statements). In addition, in the third quarter of 2024, the Company recorded accreted interest expense of $75,192 in connection with the debt financing (See Note 7 to the Unaudited Condensed Consolidated Financial Statements).

FMV Adjustment for Derivatives

Certain Warrants require the Fair Market Value (“FMV”) to be remeasured at each reporting date while outstanding with recognition of the changes in fair value to other income or expense in the consolidated statement of operations. For the nine months ended September 30, 2024 and 2023, the Company recorded a $2,088,747 and $415,958 FMV gain to reflect adjustments required for outstanding Warrants liabilities. (See Notes 8 and 10 to the Unaudited Condensed Consolidated Financial Statements)

Liquidity and Capital Resources

At September 30, 2024 and December 31, 2023, we had a cash balance of $2,473,197 and $3,012,908, respectively. The Company had working capital of $67,820 and $1,145,569 as of September 30, 2024 and December 31, 2023, respectively. The decrease in our working capital was primarily due to use of cash in operations and investing discussed below offset by net proceeds from the Reg A and Inducement Offerings in May and June 2024 and the net proceeds from the debt financing in September 2024 (See below and Notes 7 and 8 to the Unaudited Condensed Consolidated Financial Statements).

The Company continues to assess liquidity requirements and plans to continue to seek funding through equity offerings and/or debt financing opportunities.

On September 20, 2024, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) and a Senior Secured Note (the “Note”) for an aggregate principal amount of $4,375,000, including OID interest of $875,000 maturing on January 31, 2025, with certain purchasers (the “Purchasers”), and the issuance of approximately 259,091 (pre reverse - 5,700,006) unregistered shares of the Company’s Common Stock. The aggregate gross proceeds to the Company were approximately $3.5 million, before deducting fees to the placement agent and other offering expenses payable by the Company of $514,700 and an escrow deposit of $250,000 required until certain security liens are filed.

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

On May 30, 2024, the Company offered warrant inducements (the “Inducement Agreement”) to certain warrant holders (the “Warrant Holders”) which references the warrants registered for sale under both the registration statements on Form S-1 (file No. 333-263715) and/or the registration statement on Form S-1 (File No. 333-275011) (collectively, the “Registration Statements”) for up to a total of 499,932 (pre reverse - 10,998,524) warrants to purchase shares of the Company’s common stock, par value $0.0001 per share. Pursuant to the Inducement Agreement, the exercise price of the existing warrants was reduced from $14.08 (pre reverse - $0.64) per share to $7.26 (pre reverse - $0.33) per share. In addition, for each warrant that was exercised, as a result of the Inducement Agreement, the Company agreed to issue the Warrant Holders unregistered warrants with an exercise price of $9.90 (pre reverse - $0.45) per share (“Inducement Warrants”). In the aggregate, 260,799 (pre reverse - 5,737,573) warrants were exercised as a result of the Inducement Agreement and accordingly, 260,799 Inducement Warrants were issued. The Company received gross proceeds of $1.9M before expenses to the placement agent and other expenses of $285,000. The net proceeds, after reflecting par value, has been recorded in Additional Paid in Capital of $978,407 and with respect to the Inducement Warrants, a liability under ASC 815 was recorded in the amount of $693,064. Certain outstanding warrants, with an exercise price of $14.08 (pre reverse - $0.64), were reduced to $7.26 (pre reverse - $0.33) based on anti-dilution terms in the respective warrant agreements.

On September 29, 2023, the Company completed two simultaneous offerings and received aggregate gross proceeds of approximately $5.6 million, before expenses to the placement agent and other offering expenses of $716,000.

a.

The first offering, the securities purchase agreement offering (the “Shelf Offering”) with institutional investors and the Company resulted in the Company receiving net proceeds from the Shelf Offering and the sale of pre-funded of approximately $2.5 million, includes the value of the pre-funded warrants recorded in APIC, net of $362,000 in fees relating to the placement agent and other offering expenses. The Shelf Offering was priced at the market under Nasdaq rules. In connection with the Shelf Offering, the Company issued 164,478 (pre reverse -3,618,521 shares of common at a purchase price of $14.08 per unit, adjusted to $7.26 (reverse effected) at May 30, 2024, based on anti-dilution terms in the warrants and 36,636 ( pre reverse -800,000) pre-funded warrants at $14.058 ( pre reverse - $0.639) per pre-funded warrants. The exercise price of the pre-funded warrants will be $0.001 per share.

b.

The second offering, the securities purchase agreement offering (“Private Placement”) with institutional investors and the Company received net proceeds from the Private Placement of approximately $2.4 million, net of $354,000 in fees relating to the placement agent and other offering expense. In connection with the Private Placement, the Company issued: (i) 117,340 (pre reverse - 2,581,479) PIPE Shares (or PIPE Pre-Funded Warrants in lieu thereof) and (ii) PIPE Warrants (non-trading) to purchase 397,727 (pre reverse -8,750,003) shares of our common stock, at a combined purchase price of $23,63 (pre reverse- $1.074) per unit (or $23.606 (pre reverse - $1.073) per pre-funded unit). The PIPE Warrants have a term of five and one-half (5.5) years from the issuance date and are exercisable for one share of common stock at an exercise price of $14.08 adjusted to $7.26 (reverse affected) at May 30, 2024, based on anti-dilution terms in the warrants. The net proceeds, after reflecting par value, has been recorded in Additional Paid in Capital of $1.6 million and with respect to the PIPE Warrants recorded as a liability under ASC 815 of $985,204. On October 16, 2023, the Company filed an S-1 (Resale) Registration Statement in connection with the Private Placement and on October 26, 2023 the S-1 went effective. (See Note 10).

On February 3, 2023, the Company completed a securities purchase agreement (“Offering”) with institutional investors and received net proceeds from the Offering of approximately $3.2 million, net of $600,000 in fees relating to the placement agent and other offering expenses. The Offering was priced at the market under Nasdaq rules. In connection with the Offering, the Company issued 102,206 (pre reverse - 2,248,521) units at a purchase price of $37.18 (pre reverse - $1.69 per unit. Each unit consisted of one share of common stock and one non-tradable warrant (“Offering Warrants”) exercisable for one share of common stock at a price after effect of the October reverse split, of $34.32, adjusted to $14.08 at September 29, 2023 and to $7.26 at May 30, 2024, based on anti-dilution terms in the warrants and a term of five years. The Offering Warrants have a term of five years from the issuance date. On February 13, 2023, the Company filed an S-1 (Resale) Registration Statement in connection with the Offering and on April 14, 2023, an Amendment to the S-1 was filed and went effective. (See Note 10)

On April 13, 2022, the Company’s initial public offering (“IPO”) was declared effective by the SEC pursuant to which the Company issued and sold an aggregate of 170,454 ( pre reverse - 3,750,000) units (“Units”), each consisting of one share of common stock and two warrants, to purchase one share of common stock for each whole warrant, with an initial exercise price of $ 93.50 (pre reverse - $4.25) per share, adjusted to and with the effect of reverse split October 2024, $34.32 at February 3, 2023 and to $14.08 at September 29, 2023 and to $7.26 at May 30, 2024, based on anti-dilution terms in the warrants, and a term of five years. In addition, the Company granted Aegis Capital Corp., as underwriter a 45-day over-allotment option to purchase up to 15% of the number of shares included in the units sold in the offering, and/or additional warrants equal to 15% of the number of Warrants included in the units sold in the offering, in each case solely to cover over-allotments, which the Aegis Capital Corp. partially exercised with respect to 51,136 ( pre reverse -1,125,000) warrants on April 19, 2022.

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

Net Cash Used in Operating Activities

The Company used cash of $5,172,135 and $ 6,144,937 in operating activities for the nine months ended September 30, 2024 and 2023, respectively. The decrease in cash used of $972,802 was principally due to lower operating expenses during the nine months ended September 30, 2024.

Net Cash Used in Investing Activities

For the nine months ended September 30, 2024 and 2023, the Company used cash in investing activities of $1,069,659 and $431,379, respectively. In both periods cash was used to acquire or pay deposits for fixed assets, equipment and software. In 2024, the cash used for acquiring or paying deposits for fixed assets equipment and software was $69,659 as compared to $431,379 in the 2023 period. In connection with the Asset Purchase agreement the Company paid a non-refundable deposit of $1M to be held in escrow under an agreeable escrow agreement as a deposit on the purchase price. Under the terms of the Asset Purchase Agreement, the escrow deposit was released to the Seller and the Company recorded a forfeited agreement cost in Other Expenses (See Note 14 to the Unaudited Condensed Consolidated Financial Statements).

Net Cash Provided by Financing Activities

For the nine months ended September 30, 2024 and 2023, the Company provided cash from financing activities of $5,707,946 and $8,029,628, respectively. In the 2023 period, cash was provided from the offerings completed in February and September 2023. In the 2024 period, cash was provided from the exercise of pre-funded warrants, net proceeds from a Reg A offering and Warrant Inducements and a debt financing arrangement during September 2024 (See Note 7 and 8 to the Unaudited Condensed Consolidated Financial Statements).

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

On July 10, 2024, Barry Berler (“Berler”), a co-founder and former Chief Technology Officer of the Company, commenced a lawsuit in the United States District Court for the Eastern District of New York, Barry Berler v. Sharps Technology, Inc. and Alan Blackman, Case No. 2:24-cv-04787. In this case, Berler asserts claims for damages of an aggregate of $456,000 for alleged (1) failure to make full payment of certain monthly payments under his consulting agreement with the Company (the “Consulting Agreement”) in the amount of $52,500, (2) failure to pay a bonus with a target of $216,000 under the Consulting Agreement, (3) $187,500, representing 50% of the severance payment paid by the Company to Mr. Blackman, the Company’s co-founder and former Chief Operating Officer and Co-Chairman, and a declaration and injunctive relief establishing that Berler is the rightful owner of 50% of the Company’s Series A Preferred Stock (which preferred stock is no longer outstanding ). The Company has accrued for the claim for unpaid monthly consulting fees. The Company believes that Berler’s claims are without merit, intends to defend itself vigorously and has requested dismissal of these claims. In addition, on September 17, 2024, the Company filed an answer and counterclaims with respect thereto, including for recoupment of certain compensation the Company has previously paid to Berler.

On June l7, 2024, Berler filed a demand for arbitration and statement of claim under the commercial arbitration rules of the American Arbitration Association (“AAA”) asserting claims for payment of $500,000 plus interest, under the Company’s royalty agreement with Berler, as amended, rescission thereof and reversion to Berler of the intellectual property rights subject thereto. The Company believes that Berler’s claims are without merit and intends to defend itself vigorously in connection with these claims.

On April 3, 2024, Plastomold Industries Ltd. (“Plastomold”) commenced a lawsuit against the Company in the United States District Court for the Eastern District of New York, Plastomold Industries Ltd v. Sharps Technology, Inc., Case No. 2:24-CV-02580, asserting claims for damages in the amount of $1.762 million for alleged (1) failure to pay invoices, of which approximately $1 million would relate to a maintenance agreement for units allegedly manufactured and sold using machinery that was defective and has never successfully produced any saleable products, (2) breach of the implied covenant of good faith and fair dealing, (3) unjust enrichment, and (4) conversion. Plastomold asserts it provided certain products and services to the Company for which its invoices were not fully paid. The Company believes that Plastomold’s claims are without merit and intends to defend itself vigorously. On June 3, 2024, the Company filed an answer and affirmative defenses and counterclaim, which counterclaim is for damages that the Company believes would exceed the claims asserted by Plastomold, based on the insufficiency of Plastomold’s services and the results thereof, including the failure to provide machinery capable of reliably manufacturing the designated products in compliance with design specifications and functionality requirements, and with respect to which test results failed.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sale of Unregistered Equity Securities

During the quarter ended September 30, 2024 the Company, under Reg A, issued 190,773 (pre reverse: 4.1M) unregistered but qualified shares of common stock.

During the quarter ended September 30, 2024 the Company issued 259,091 (pre reserve: 5,700,006) shares of unregistered common stock.

Use of Proceeds

On April 13, 2022, our Registration Statement on Form S-1 (No. 333-263715) was declared effective by the SEC pursuant to which we issued and sold an aggregate of 3,750,000 units, (not reverse effected), each consisting of one share of common stock and two warrants, to purchase one share of common stock for each whole warrant, with an initial exercise price of $4.25 per share (not reverse affected) and a term of five years. In addition, we granted Aegis Capital Corp., as underwriter a 45-day over-allotment option to purchase up to 15% of the number of shares included in the units sold in the offering, and/or additional warrants equal to 15% of the number of Warrants included in the units sold in the offering, in each case solely to cover over-allotments, which the Aegis Capital Corp. partially exercised with respect to 1,125,000 warrants on April 19, 2022. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates. There has been no material change in the expected use of the net proceeds from our IPO as described in our final prospectus filed with the SEC on April 15, 2022. As of December 31, 2013, we have used the net proceeds from the IPO for working capital, acquisition of the Hungary facility and capital expenditures.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 14 day of November 2024.

SHARPS TECHNOLOGY, INC.

November 14, 2024	/s/ Robert M. Hayes
Robert M. Hayes
Chief Executive Officer and Director (Principal Executive Officer)

November 14, 2024	/s/ Andrew R. Crescenzo
Andrew R. Crescenzo
Chief Financial Officer
(Principal Financial Officer)

