Form 10-K
period 2024-12-31
Sharps Technology Inc.
filed 2025-03-27
CIK 1737995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 30, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $6,541,788, based on the closing price on that date as reported on the NASDAQ Capital Market.

As of March 25, 2025, 16,333,897 shares of the registrant’s common stock, par value $.0001 per share, were issued and outstanding.

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

PART 1

Item 1. Business

Background and Overview

Sharps Technology, Inc. is an innovative medical device and pharmaceutical packaging company offering patented, best-in-class smart-safety syringe products to the healthcare industry. The Company’s product lines focus on providing ultra-low waste capabilities, that incorporate syringe technologies that use both passive and active safety features. Sharps also offers products that are designed with specialized copolymer technology to support the prefillable syringe market segment. We were initially incorporated under the laws of the State of Wyoming on December 16, 2017. Prior to March 22, 2022, we were a Wyoming corporation and on March 22, 2022, we reincorporated as a Nevada corporation pursuant to a merger into a newly formed Nevada corporation which was approved by our board of directors and the holders of the majority of our outstanding shares of common stock Sharps was incorporated to purchase, develop, and commercialize a body of intellectual property resulting in a family of smart safety syringe products and innovative drug delivery devices. Sharps closed the acquisition of this intellectual property in the fourth quarter of 2017. The intellectual property we purchased consisted of issued patent and patent files, new designs and iterations, samples, regulatory files, manufacturing files, product testing files, and market research files relating to such safety syringe products.

In June 2020, we entered into an asset/share purchase agreement with Safegard Medical Kft. (“Safegard”) and certain other parties, and in August 2020, October 2020, and July 2021, we entered into amendments to this agreement (as amended, the “Safegard Agreement”). Under the Safegard Agreement, we received an option to purchase either the stock of Safegard or certain assets of Safegard, including the Securegard™ and Sologard™ product line of safety syringes and a manufacturing facility in Hungary, registered with the FDA and CE, for the manufacture of safety syringes. Through this transaction, the Company now owns and operates a 41,000 square foot manufacturing facility in Hungary, which was previously used for the development and testing of our products. It is now primarily utilized for the manufacture of our safety syringe products.

The Securegard and Sologard product lines continue to be manufactured in Hungary and are actively marketed through the existing agreements detailed below. We believe these products, which feature ultra-low waste syringes incorporating both passive and active safety mechanisms, along with reuse prevention features, will provide a competitive advantage over other syringes in the market. The Sharps Securegard and Sologard lines are multi-feature safety syringes that had previously gained market acceptance prior to Sharps’ acquisition of Safegard. Both Safegard and Sologard are FDA and WHO approved, and Safegard currently holds the European CE Mark. These products remain in the qualification phases with leading EU and US companies, which could potentially generate initial revenue for the Company in 2025. Recent agreements for both Sologard and Securegard have been announced, which are expected to contribute to future revenue growth potential in 2025.

In January of 2025, we completed a $20 million offering that we believe positions Sharps with the working capital needed to expand operations in Europe by adding advanced machinery, expanding our workforce, and enhancing production capabilities and returns Sharps to being debt free. Sharps is committed to advancing innovation in the syringe space and we continue to collaborate with both government and private investment sources in Hungary to increase our manufacturing footprint and meet the escalating demand for Sharps’ Securegard and Sologard syringes. We believe that the demand for our innovative injection solutions is growing rapidly, with injectables continuing to be the preferred delivery method for therapies in areas like vaccines, biologics, weight loss (GLP-1), ophthalmic and cosmetic applications, gene therapies, and diabetes and inflammatory disease management.

In September 2022 and amended in September 22, 2023, Sharps entered into an agreement to acquire InjectEZ, LLC, a specialty prefillable syringe manufacturing facility based in South Carolina. This agreement was initiated to support several key areas of the Company’s development and growth initiatives through the manufacturing and distribution of Sharps’ advanced prefillable syringes. The agreement was terminated on March 8, 2024, and replaced with a revised agreement for the manufacturing and distribution of Sharps’ products. The leadership team at Sharps continues to engage with the Seller to finalize manufacturing arrangements in South Carolina, while the Company actively seeks funding partners to expand its U.S. manufacturing capacity. The Company will continue working to amend the terms of this NPC Agreement and Nephron Agreement, based on the Amended Asset Purchase Agreement below dated May 20, 2024. (See below)

On May 20, 2024, the Company entered into an Amendment to the Asset Purchase Agreement dated September 22, 2023, with Nephron and Nephron’s InjectEZ, LLC, (collectively, the “Seller”). The September 22, 2023 agreement superseded the manufacturing and supply agreement entered into in connection with the NPC Agreement on September 29, 2022, and the Nephron Agreement entered into on September 29, 2022. The Amended Asset Purchase Agreement includes the purchase of certain assets. In connection with the Asset Purchase agreement, the Company paid a non-refundable deposit of $1M to be held in escrow as a deposit on the purchase price. The Asset Purchase agreement stipulated that the $1M deposit would be maintained until July 19, 2024, at which date, if the contemplated transaction was not consummated, through no fault of the Seller, the escrow would be released to the Seller by the escrow agent. The escrow deposit of $1M was released to the Seller and recorded in Other Expense as a forfeited agreement cost in the three months ended June 30, 2024. As stated above, The Company and Seller continue to work towards a further amendment of the Asset Purchase Agreement. The closing of the Asset Purchase Agreement is contingent on obtaining further amendments and the necessary financing. There can be no assurance that the closing of the asset sale will occur.

On July 24, 2024, the Company entered into a Supply Agreement (the “Agreement”) with Stericare Solutions, LLC, a Texas limited liability company (“Stericare”), pursuant to which Stericare agreed to purchase 520 million units of 10ml polypropylene (“PP”) Sologard syringes from the Company. The specific purchase price is confidential, but revenues are expected to exceed $50 million. Under the terms of the Agreement, Stericare has committed to purchasing 520 million units of 10ml PP Sologard syringes in the following increments: 40 million units in the first year, and 120 million units each year for the remainder of the Agreement’s term. The Agreement has an initial five (5)-year term, targeted to commence in November 2024 (the “Initial Term”). Upon expiration of the Initial Term, the Agreement will automatically renew for successive one (1)-year periods (each, a “Renewal Term”), unless either party provides written notice of termination at least ninety (90) days prior to the end of the Initial Term or any Renewal Term. To date, Sharps has used pilot tooling for initial material qualifications and concept product approvals. As part of the proceeds from the recent $20 million financing, the Company has placed orders for advanced production technology for Sologard and will soon begin installation and operational qualification for the next phase of the project with Stericare.

In December 2024, Sharps signed a sales agreement with a prominent European medical supply company serving Poland, Slovakia, and the Czech Republic. The Company began deliveries for the qualification purposes of Sharps’ Securegard safety syringes, manufactured at the Company’s facility in Hungary. Early qualification processes are underway with healthcare groups, and the Company is currently shipping Securegard to across Europe for qualification approval.

The proceeds from the 2023 and 2024 fundraising efforts were utilized to further increase production capacity, build inventory, and support working capital requirements. A portion of the proceeds from the January 2025 offering will be allocated to expanding production capacity in Hungary, including the purchase of advanced machinery and other facility upgrades. This expansion will facilitate the fulfillment of Securegard and Sologard orders in connection with recently announced agreements with Stericare and the European distributor.

Sharps is committed to driving revenue growth from both the Securegard and Sologard projects in 2025, as well as securing manufacturing capacity for the Company’s next generation polymer-based prefillable syringes. With the recent financing secured, the Company believes that it is positioned to advance its growth strategy by utilizing new working capital to support essential operating expenses. Production is currently on track, with the Company preparing for a potential transition to revenue in the second half of 2025, subject to the successful execution of its plans.

The Company has delayed the commercialization of the Sharps Provensa product line. The product’s specialized technology requires further design and assembly optimization, which requires further capital investment and not currently budgeted. At this time Sharps is not able to determine a timeline for further development and commercialization of the Provensa product.

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

The Sharps Securegard and Sologard, safety syringe product lines incorporate both active and passive safety features and have been designed to address the primary administration concerns with syringe delivery systems

1. Accidental needlestick injuries: these occur when the clinician is stuck with an infected needle. According to the WHO, these accidents likely take place in excess of 2 million times per year. When a clinician receives an infectious needlestick injury, any blood borne disease which the patient had, could be transmitted to them. A 2016 World Health Organization Commission reported that over 16 billion injections are delivered worldwide each year (pre-Covid era). An analysis showed that 55.1% of healthcare workers had sustained a needlestick injury, or NSI, at some point in their career. Over one million healthcare worker NSIs are documented each year in the US and Europe and over 3 million worldwide with the true incidence believed to be more than double those numbers as over half of injuries go unreported. US data on injury trends disturbingly show recent worsening despite safety campaigns and protocols. In a 2016 study, economic analysis has placed the average cost of an NSI at $747 (direct plus indirect costs) and strongly supported the use of safety-engineered devices for injection. Low compliance with recommended safety protocols can be seen upon examination of injury data where a majority of injuries continue to occur with non-safety devices or before full activation of a safety-protection feature.

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

PREFILLABLE SYRINGES:

Sharps has developed an alternative high-quality solution to glass syringes through the use of inert polymers such as Cyclic Olefin Polymer (COP) and Cyclic Olefin Copolymer (COC), offering a superior alternative to traditional glass syringe systems. These polymer syringes share many of the same characteristics as current pharmaceutical glass designs, supporting long-term drug stability and extending shelf life for customers in the pharmaceutical sector. Polymer syringes can also be customized, reducing the risk of breakage, minimizing dead space, limiting contamination, and supporting the development of custom devices, including autoinjectors. The product pipeline includes 1mL short, 2.25mL, 5mL, 10ml and 50ml volumetric sizes, silicone free systems and ophthalmic drug delivery for the ever-growing cosmetics market, dual chamber systems for lyophilized products, and custom container solutions for autoinjectors. The ability to produce these innovative products using advanced manufacturing techniques provides additional advantages in quality, performance, and safety when compared to similar glass syringe products. Sharps looks forward to the potential of introducing this next-generation product line to the market and is currently working to establish US based manufacturing.

Competitive Environment

We anticipate that our major domestic competitors will include Retractable Technologies, Inc., Becton Dickinson & Company, Medtronic Minimally Invasive Therapies (“Medtronic,” formerly known as Covidien), Terumo Medical Corp., Smiths Medical, and B. Braun. Our competitors may have greater financial resources, larger and more established sales, marketing, and distribution organizations, and greater market influence, including long-term and/or exclusive contracts. We expect to compete primarily on the basis of healthcare worker and patient safety, product performance, and quality. We believe our competitive advantages will include a family of innovative drug delivery systems incorporating both active and passive safety features, as well as ultra-low waste features.

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

Intellectual Property

Intellectual property rights, particularly patent rights, are material to our business. We own four utility patents used in the Sharps Provensa product that is not currently being commercialized and would require further R&D efforts. Such patents expire between 2035 and 2040. Our issued patents include a design patent (US 743,025) for the ornamental design for a safety syringe which will reach full term and expire on November 10, 2029, a patent (US 10,980,950) for an ultra low-waste needle and syringe system that automatically and passively renders a needle safe during the injection process, a patent (US 11,154,663) for a pre-filled safety needle and syringe system, and a patent (US 11,497,860) for a Ultra-Low Waste Disposable Safety Syringe for Low Dose Injections.

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

Human Capital

We have fifty-five full-time employees, two of which are our Chief Executive Officer and Chief Financial Officer, and retain the services of additional personnel, as needed, on an independent contractor basis to support R&D, Finance, Marketing and Regulatory areas. We do not have any part-time employees. Of the fifty-five employees, fifty work at our facilities in Hungary. We expect to add additional employees as we increase production capacity.

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

We incurred net losses of $9,296,202 and $9,841,638 for the year ended December 31, 2024 and 2023, respectively. We have not generated any revenue to date, and we had an accumulated deficit of $34,445,206 as of December 31, 2024. We have developed our Sharps product line but there can be no assurance that it will be commercially successful. Our potential profitability is dependent upon a number of factors, many of which are beyond our control.

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

We may not succeed in commercializing Sharps Provensa products or any future product.

We may face difficulties or delays in the commercialization of Sharps Provensa or other future products, which could result in our inability to timely offer such products or services. We may, for example, encounter difficulties due to:

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

In addition, to increase our production capacity, we will need to build inventory, which will require that we purchase certain additional equipment, including molding machines and molds. We have had no revenues to date.

We have recently entered into supply and sales agreements for our Securegard and Sologard products. Even if we succeed in building inventory and increasing our production capacity, there is no assurance as to the timing of orders for our products or any future products.

We may encounter significant competition and may not be able to successfully compete.

There are many medical device companies offering safety syringes, and more competitors are likely to arrive. Some of our competitors have considerably more financial resources than us. As a result, we may not be able to successfully compete in our market, which could result in our failure to successfully commercialize Sharps disposable syringe products or otherwise fail to successfully compete. We anticipate that our major domestic competitors will include Retractable Technologies, Inc., Becton, Dickinson & Company, Medtronic Minimally Invasive Therapies, (“Medtronic,” formerly known as Covidien), Terumo Medical Corp., Smiths Medical, and B Braun. There can be no assurances that we will be able to compete successfully in this environment.

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

In order to market and sell products, other than Securgard or Sologard, and any additional medical device products we may develop in the future in the European Union and many other jurisdictions, we, and our collaborators, must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. We have not yet received approval or clearance to sell our products in any jurisdiction outside the United States. The approval procedure varies among countries and may involve additional testing. We may conduct clinical trials for, and seek regulatory approval to market, our product candidates in countries other than the United States. If we or our collaborators seek marketing approval for a product candidate outside the United States, we will be subject to the regulatory requirements of health authorities in each country in which we seek approval. With respect to marketing authorizations in Europe, we will be required to submit a European Marketing Authorization Application, or MAA, to the European Medicines Agency, or EMA, which conducts a validation and scientific approval process in evaluating a product for safety and efficacy. The approval procedure varies among regions and countries and may involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval or clearance. In addition, marketing approval or clearance by the FDA does not ensure approval or clearance by the health authorities of any other country.

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

We have four issued utility patents, two pending patent applications in the United States, and four PCT (Patent Cooperation Treaty) patent application. We cannot be certain that we are the first inventor of the subject matter to which we have filed a particular patent application, or if we are the first party to file such a patent application. If another party has filed a patent application to the same subject matter as we have, we may not be entitled to the protection sought by the patent application. Further, the scope of protection of issued patent claims is often difficult to determine. As a result, we cannot be certain that the patent applications that we file will issue, or that our issued patents will be broad enough to protect our proprietary rights or otherwise afford protection against competitors with similar technology. In addition, the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability. Our competitors may challenge or seek to invalidate our issued patents, or design around our issued patents, which may adversely affect our business, prospects, financial condition or operating results. Also, the costs associated with enforcing patents, confidentiality and invention agreements, or other intellectual property rights may make aggressive enforcement impracticable.

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

On January 16, 2024, the Staff determined that the Company is eligible for an additional 180 calendar day period, or until July 8, 2024, to regain compliance. On October 7, 2024, the Company held a Special Meeting of its stockholders. The Company’s stockholders approved a proposal to authorize the Company’s Board in its discretion at any time within one year after stockholder approval is obtained, to amend the Company’s Articles of Incorporation to effect a reverse stock split of shares of the Company’s common stock, at a ratio with a range of 1-for-8 to 1 for 22, with the exact ratio to be determined by the Company’s Board. The Board approved the 1 for 22 reverse stock split on October 7, 2024 which went into effect on October 16, 2024. Nasdaq notified the Company on November 13, 2024 that the Company regained compliance on November 5, 2024 with Listing Rule 5550(a)(2), (the “Bid Price Rule”).

On March 12, 2025, Sharps Technology, Inc. (the “Company”), was notified by the staff (the “Staff”) of The Nasdaq Stock Market, LLC (“Nasdaq”) that it was not in compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market as the bid price of its securities had closed at less than $1.00 per share over the previous 30 consecutive business days. Normally, a company would be afforded a 180-calendar day period to demonstrate compliance with the rule. However, pursuant to Nasdaq Listing Rule 5810(c)(3)(A)(iv), the Company is not eligible for any compliance period due to the fact that the Company has effected a reverse stock split over the prior one-year period or has effected one or more reverse stock splits over the prior two-year period with a cumulative ratio of 250 shares or more to one.

The Company’s securities will be delisted from the Nasdaq Capital Market unless the Company requests a hearing and appeals Nasdaq’s determination. Accordingly, the Company filed a hearing request before the deadline which will automatically stay the delisting and suspension of the Company’s securities pending the decision of the Nasdaq Hearings Panel (the “Panel”). At the hearing, the Company intends to present its views and its plans to regain compliance with the minimum bid price rule to the Panel. There can be no assurance that the Company will be able to evidence compliance with the minimum bid price rules or any other applicable requirements for continued listing on The Nasdaq Capital Market prior to the hearing. In the interim, the Company expects its common stock and warrants will remain listed on Nasdaq under its existing symbols, “STSS” and “STSSW” while it awaits the hearing

The Staff’s determination is based on the Company meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on the Capital Market with the exception of the bid price requirement, and the Company’s written notice of its intention to cure the deficiency by effecting a reverse stock split, if necessary. However, if it appears to the Staff that the Company will not be able to cure the deficiency, the Staff will provide notice that its securities will be subject to delisting. The Company will continue to monitor the closing bid price of its Common Stock and will consider its available options to resolve the deficiency and regain compliance with the Minimum Bid Price Requirement within the allotted compliance period. There can be no assurance that the Company will regain compliance with the Minimum Bid Price Requirement.

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

We are required for 2023 and after, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting as of the end of the fiscal year that coincides with the filing of our annual report on Form 10-K. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm may be required to attest to the effectiveness of our internal control over financial reporting in our first annual report required to be filed with the SEC following the date we are no longer an “emerging growth company.” We have commenced the costly and time-consuming process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404, and we expect to be able to complete our evaluation, testing and any required remediation in a timely fashion. Our compliance with Section 404 will require that we incur substantial expenses and expend significant management efforts. We currently do not have an internal audit group, and we in the future we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404.

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

Future securities issuances could result in significant dilution to our stockholders and impair the market price of our common stock.

Future issuances of shares of our common stock could depress the market price of our common stock and result in dilution to existing holders of our common stock. Also, to the extent outstanding options and warrants to purchase our shares of our common stock are exercised or options or other equity-based awards are issued or become vested, there will be further dilution. The amount of dilution could be substantial depending upon the size of the issuances or exercises. Furthermore, we may issue additional equity securities that could have rights senior to those of our common stock.

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

Managing Material Risks & Integrated Overall Risk Management

We have strategically integrated cybersecurity risk management into our broader risk management framework to promote a company-wide culture of cybersecurity risk management. This integration ensures that cybersecurity considerations are an integral part of our decision-making processes at every level. Our management team continuously evaluates and addresses cybersecurity risks in alignment with our business objectives and operational needs. In the past year we  have implemented more stringent email monitoring and contracted with managed services companies in the US and Hungary.

We face risks from cybersecurity threats that could have a material adverse effect on our business, financial condition, results of operations, cash flows or reputation. We acknowledge that the risk of cyber incidents is prevalent in the current threat landscape and that a future cyber incident may occur in the normal course of business. The Company has not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, financial condition, results of operations, or cash flows. We proactively seek to detect and investigate unauthorized attempts and attacks against IT assets, data, and services, and to prevent their occurrence and recurrence where practicable; however, potential vulnerabilities to known or unknown threats will still remain. Further, there is increasing regulation regarding responses to cybersecurity incidents, including reporting to regulators, investors, and additional stakeholders, which could subject the Company to additional liability and reputational harm. In response to such risks, we have implemented initiatives such as implementation of the cybersecurity risk assessment process and development of an incident response plan.

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

Item 3. Legal Proceedings

We know of no other material, existing or pending legal proceedings against our Company, There are no other proceedings in which any of our directors, executive officers, or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

On July 10, 2024, Barry Berler (“Berler”), a co-founder and former Chief Technology Officer of the Company, commenced a lawsuit in the United States District Court for the Eastern District of New York, Barry Berler v. Sharps Technology, Inc. and Alan Blackman, Case No. 2:24-cv-04787. In this case, Berler asserts claims for damages of an aggregate of $456,000 for alleged (1) failure to make full payment of certain monthly payments under his consulting agreement with the Company (the “Consulting Agreement”) in the amount of $52,500, (2) failure to pay a bonus with a target of $216,000 under the Consulting Agreement, (3) $187,500, representing 50% of the severance payment paid by the Company to Mr. Blackman, the Company’s co-founder and former Chief Operating Officer and Co-Chairman and a declaration and injunctive relief establishing that Berler is the rightful owner of 50% of the Company’s Series A Preferred Stock (which preferred stock is no longer outstanding). The Company has accrued for the claim for aforementioned unpaid monthly consulting fees. The Company believes that Berler’s claims are without merit, intends to defend itself vigorously and has requested dismissal of these claims. In addition, on September 17, 2024, the Company filed an answer and counterclaims with respect thereto, including for recoupment of certain compensation the Company has previously paid to Berler. and on February 27, 2025 filed an amended answer and counterclaims against Berler,,Plastomold Industries Ltd. (“Plastomold”), Plasto Design Ltd and Plasto Design Solutions.

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

On April 3, 2024, Plastomold commenced a lawsuit against the Company in the United States District Court for the Eastern District of New York, Plastomold Industries Ltd v. Sharps Technology, Inc., Case No. 2:24-CV-02580, asserting claims for damages in the amount of $1.762 million for alleged (1) failure to pay invoices, of which approximately $1 million would relate to a maintenance agreement for units allegedly manufactured and sold using machinery that was defective and has never successfully produced any saleable products, (2) breach of the implied covenant of good faith and fair dealing, (3) unjust enrichment, and (4) conversion. Plastomold asserts it provided certain products and services to the Company for which its invoices were not fully paid. The Company believes that Plastomold’s claims are without merit and intends to defend itself vigorously. On June 3, 2024, the Company filed an answer and affirmative defenses and counterclaim, which counterclaim is for damages that the Company believes would exceed the claims asserted by Plastomold, based on the insufficiency of Plastomold’s services and the results thereof, including the failure to provide machinery capable of reliably manufacturing the designated products in compliance with design specifications and functionality requirements, and with respect to which test results failed.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock and warrants are traded on the Nasdaq Capital Markets under the symbol “STSS” and “STSSW”, respectively. Our common stock and warrants commenced trading on April 14, 2022.

Holders of Record

As of March 25, 2025 there were 16,333,897 common shares issued and outstanding and approximately 142 shareholders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, this number is not indicative of the total number of stockholders represented by these stockholders of record.

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

There has been no material change in the expected use of the net proceeds from our IPO as described in our final prospectus filed with the SEC on April 15, 2022. Upon receipt, the net proceeds from our IPO were held in cash and cash equivalents. As of December 31, 2024, we have used the net proceeds from the IPO for working capital, acquisition of the Hungary facility and capital expenditures.

On December 5, 2024, the Company, entered into subscription agreements with certain institutional investors, pursuant to which the Company agreed to issue and sell to the investors 248,430 shares (the “Shares”) of Common Stock, par value $0.0001 per share of the Company at a price of $1.95 per share for gross proceeds to the Company of $484,438 before deducting placement agent fees and commissions of $84,671 with net proceeds, after reflecting par value, have been recorded in Additional Paid in Captial of $399,742. The Shares issued in the offering were offered at-the-market under Nasdaq rules and pursuant to the Company’s Form 1-A (the “Offering Statement”), initially filed by the Company with the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933 (the “Securities Act”), as most recently amended on November 18, 2024, and qualified on December 3, 2024.

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

a.	The first offering, the securities purchase agreement offering (the “Shelf Offering”) with institutional investors and the Company resulted in the Company receiving net proceeds from the Shelf Offering and the sale of pre-funded of approximately $2.5 million, includes the value of the pre-funded warrants recorded in APIC, net of $362,000 in fees relating to the placement agent and other offering expenses. The Shelf Offering was priced at the market under Nasdaq rules. In connection with the Shelf Offering, the Company issued 164,478 (pre reverse -3,618,521) shares of common at a purchase price of $14.08 per unit, adjusted to $7.26 (reverse effected) at May 30, 2024, based on anti-dilution terms in the warrants and 36,636 (pre reverse -800,000) pre-funded warrants at $14.058 (pre reverse -$0.639) per pre-funded warrants. The exercise price of the pre-funded warrants was $0.001 per share.

b.	The second offering, the securities purchase agreement offering (“Private Placement”) with institutional investors and the Company received net proceeds from the Private Placement of approximately $2.4 million, net of $354,000 in fees relating to the placement agent and other offering expense. In connection with the Private Placement, the Company issued: (i) 117,340 (pre reverse - 2,581,479) PIPE Shares (or PIPE Pre-Funded Warrants in lieu thereof) and (ii) PIPE Warrants (non-trading) to purchase 397,727 (pre reverse -8,750,003) shares of our common stock, at a combined purchase price of $23.63 (pre reverse - $1.074) per unit or $23.606 (pre reverse - $1.073) per pre-funded unit. The PIPE Warrants had a term of five and one-half (5.5) years from the issuance date and were exercisable for one share of common stock at an exercise price, after effect of the October 2024 reverse split, of $14.08 adjusted to $7.26 at May 30, 2024, based on anti-dilution terms in the warrants. See Note 8(a) Warrants below for further adjustment. The net proceeds, after reflecting par value, has been recorded in Additional Paid in Capital of $1.6 million and with respect to the PIPE Warrants recorded as a liability under ASC 815 of $985,204. On October 16, 2023, the Company filed an S-1 (Resale) Registration Statement in connection with the Private Placement and on October 26, 2023 the S-1 went effective. The PIPE Warrants were fully exercised in 2024. (See Note 10).

On February 3, 2023, the Company completed a securities purchase agreement (“Offering”) with institutional investors and received net proceeds from the Offering of approximately $3.2 million, net of $600,000 in fees relating to the placement agent and other offering expenses. The Offering was priced at the market under Nasdaq rules. In connection with the Offering, the Company issued 102,206 (pre reverse - 2,248,521) units at a purchase price of $37.18 (pre reverse - $1.69) per unit. Each unit consisted of one share of common stock and one non-tradable warrant (“Offering Warrants”) exercisable for one share of common stock at a price, after effect of the October 2024 reverse split, of $34.32, adjusted to $14.08 at September 29, 2023 and to $7.26 at May 30, 2024, based on anti-dilution terms in the warrants and a term of five years. See Note 8(a) for further adjustment. The Offering Warrants have a term of five years from the issuance date. On February 13, 2023, the Company filed an S-1 (Resale) Registration Statement in connection with the Offering and on April 14, 2023, an Amendment to the S-1 was filed and went effective. (See Note 10)

The proceeds from Offerings in 2024 and 2023 were used to support working capital, capital expenditures and production of inventory.

Recent Sales of Unregistered Securities

On December 5, 2024, Sharps Technology, Inc., a Nevada corporation (the “Company”), entered into subscription agreements with certain institutional investors, pursuant to which the Company agreed to issue and sell to the investors 248,430 shares (the “Shares”) of Common Stock, par value $0.0001 per share of the Company at a price of $1.95 per share for gross proceeds to the Company of $484,438 before deducting placement agent fees and commissions.

The Shares to be issued in the offering were offered at-the-market under Nasdaq rules and pursuant to the Company’s Form 1-A (the “Offering Statement”), initially filed by the Company with the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933 (the “Securities Act”), as most recently amended on November 18, 2024, and qualified on December 3, 2024.

On September 20, 2024, Sharps Technology, Inc., (the “Company”) entered into a securities purchase agreement (the , initially filed by the Company with the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933 (the “Securities Act”), as most recently amended on November 18, 2024, and qualified on December 3, 2024. “Securities Purchase Agreement”) and Senior Secured Note (the “Note”) for an aggregate principal amount of $4,375,000.00, with certain purchasers (the “Purchasers”), for the issuance of approximately 5,700,006 unregistered shares of the Company’s Common Stock or pre-funded warrants (the “Pre-Funded Warrants”) in lieu of shares of Common Stock. The Pre-Funded Warrants will be immediately exercisable, at an exercise price of $0.0001, subject to registration, and may be exercised at any time until exercised in full. For each Pre-Funded Warrant sold in the offering, the number of shares of Common Stock in the offering will be decreased on a one-for-one basis. The aggregate gross proceeds to the Company were approximately $3.5 million, before deducting fees to the placement agent and other offering expenses payable by the Company.

On May 31 and June 13, 2024, Sharps Technology, Inc., a Nevada corporation (the “Company”), entered into subscription agreements with certain institutional investors, pursuant to which the Company agreed to issue and sell to the investors 190,773 shares (the “Shares”) of Common Stock, par value $0.0001 per share of the Company at a price of $0.38 per share and received net proceeds to the Company of $1,297,000. The Shares issued in the offering were offered at-the-market under Nasdaq rules and pursuant to the Company’s Form 1-A (the “Offering Statement”), initially filed by the Company with the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended (the “Securities Act”), on May 21, 2024, and qualified on May 30, 2024.

The Shares to be issued in the offering were offered at-the-market under Nasdaq rules and pursuant to the Company’s Form 1-A (the “Offering Statement”), initially filed by the Company with the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended (the “Securities Act”), on May 21, 2024, and qualified on May 30, 2024.

During 2023, we completed two Private Placements and issued an aggregate of 4,830,000 shares being a) 2,248,521 relating to the February 2023 offering and b) 2,581,479 shares relating to the September 2023 offering.

During 2024, the Company issued 63,409 stock options at exercise prices ranging from $5.89 to $6.27.

During 2023, the Company issued 48,409 stock options at exercise prices ranging from $18.04 to $30.14.

The above disclosures have been effected for the reverse stock split that was effective on October 16, 2024.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal years ended December 31, 2024 and 2023. Certain of our Officers and Directors purchased shares on the open market as reflected in their Section 16b filings (Form 4).

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of our Company as of and for the periods presented below. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and notes included in this Annual Report on Form 10-K as of and for the years ended December 31, 2024 and 2023. Unless the context requires otherwise, references in this Annual Report on Form 10-K to “we,” “us,” and “our” refer to Sharps Technology, Inc.

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

Overview

Since our inception in 2017 and through the fourth quarter of 2022, we have devoted substantially all of our resources to the research and development of our safety syringe products Commencing in the fourth quarter of 2022 we started building inventory of syringe products. To date, we have generated no revenue. We have incurred net losses of $9,296,202 and $9,841,638 for the years ended December 31, 2024 and 2023, respectively. Substantially all of our net losses resulted from costs incurred in connection with our research and development efforts, payroll and consulting fees, stock compensation and general and administrative costs associated with our operations, including costs incurred for being a public company since April 14, 2022. See below Initial Public Offering, Liquidity and Capital Resources and Notes to Consolidated Financial Statements

We classify our operating expenses as research and development, and general and administrative expenses. We maintain a corporate office located in Melville, New York, but employees and consultants in the US work remotely and will continue to do so indefinitely. In June 2020, in connection with the agreement to acquire Safegard, a syringe manufacturing facility in Hungary, which was completed on July 6, 2022, we were contractually provided the exclusive use of the facility for research and development and testing in exchange for payment of the seller’s operating costs, including among others, use of Safegard’s work force, utility costs and other services.

To remain competitive, we must build inventory. We began this process in the 4th Quarter of 2022. To secure orders we require commercial quantities of inventory with delivery expected shortly after ordwer are.

Research and Development

Research and development expense consists of expenses incurred while performing research and development activities for our various syringe products. We recognize research and development expenses as they are incurred Substantially all of our research and development expenses to date have been incurred in connection with our syringe products. We expect our research and development expenses to increase for the foreseeable future as we continue to enhance our products to meet the market requirements for our Sharps syringe product line for its various intended uses throughout the world.

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

Recent Developments

Offering

On January 29, 2025, the Company closed on an offering the (“2025 Offering”) and received gross proceeds of approximately $20.0 million, before deducting underwriting fees and other offering expenses payable by the Company. The net proceeds were approximately $18.2M, of which $4.2M was used to repay the outstanding Notes.

The 2025 Offering consisted of 14,285,714 units consisting of 9,029,814 Common Units with gross proceeds of $12.6M and 5,255,900 Pre-Funded Units with gross proceeds of $7.4M, with each unit consisting of one share of Common Stock. In addition, each unit includes; (i) one Series A Registered Common Warrant to purchase one share of Common Stock per warrant at an exercise price of $1.75 (“2025 Series A Warrant”) and (ii) one Series B Registered Common Warrant to purchase one share of Common Stock per warrant at an exercise price of $1.75 or pursuant to an alternative cashless exercise option (“2025 Series B Warrant”), collectively, the 2025 Warrants. The public offering price per Common Unit was $1.40 or $1.3999 for each Pre-Funded Unit, which is equal to the public offering price per Common Unit sold in the offering minus an exercise price of $0.0001 per Pre-Funded Warrant. The Pre-Funded Warrants are immediately exercisable and may be exercised at any time until exercised in full. Immediately after closing 4,980,900 of the Pre-funded units were exercised and the Company received $498 in proceeds. The 2025 Series A Warrants are exercisable immediately and expire 60 months after stockholder approval. The number of securities issuable under the 2025 Series A Warrants is subject to adjustment. The 2025 Series B Warrants are exercisable immediately and expire 30 months after stockholder approval. The number of securities issuable under the 2025 Series B Warrants is subject to adjustment.

The Company granted Aegis Capital Corp. (“Aegis”) an overallotment, being a 45-day option to purchase additional shares of Common Stock and/or Warrants of (i) up to 15.0% of the number of shares of Common Stock sold in the offering, (ii) up to 15.0% of the number of 2025 Series A Warrants sold in the offering and (iii) up to 15.0% of the number of 2025 Series B Warrants sold in the offering. The purchase price per additional share of Common Stock is equal to the public offering price of one Common Unit (less $0.00001 allocated to each full Warrant), less the underwriting discount. The purchase price per additional 2025 Warrant is $0.00001. On January 29, 2025, Aegis exercised its over-allotment option with respect to 2,142,857, 2025 Series A Warrants and 2,142,857, 2025 Series B Warrants and the Company received net proceeds of approximately $43.

The 2025 Offering was made pursuant to an effective registration statement on Form S-1 (No. 333-284237) previously filed with the U.S. Securities and Exchange Commission (SEC) and declared effective by the SEC on January 27, 2025.

Regulation A Offering

On December 5, 2024, the Company, entered into subscription agreements with certain institutional investors, pursuant to which the Company agreed to issue and sell to the investors 248,430 shares (the “Shares”) of Common Stock, par value $0.0001 per share of the Company at a price of $1.95 per share for gross proceeds to the Company of $484,438 before deducting placement agent fees and commissions of $84,671 with net proceeds, after reflecting par value, have been recorded in Additional Paid in Captial of $399,742. The Shares issued in the offering were offered at-the-market under Nasdaq rules and pursuant to the Company’s Form 1-A (the “Offering Statement”), initially filed by the Company with the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933 (the “Securities Act”), as most recently amended on November 18, 2024, and qualified on December 3, 2024.

Private Placement

On September 20, 2024, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) and a Senior Secured Note (the “Note”) for an aggregate principal amount of $4,375,000, including OID interest of $875,000 maturing on January 31, 2025, with certain purchasers (the “Purchasers”), and the issuance of approximately 259,091 (pre reverse - 5,700,006 ) unregistered shares of the Company’s Common Stock. The aggregate gross proceeds to the Company were approximately $3.5 million, before deducting fees to the placement agent and other offering expenses payable by the Company of $514,700 and an escrow deposit of $250,000 required until certain security liens are filed. The Note and the common stock were recorded at the relative fair values of $2.6M and $852,000, respectively, in accordance with ASC 470-20-25-2. The aforementioned expenses were allocated based on the aforementioned fair values as a reduction to the carrying amount of the debt and a reduction of the equity in accordance with ASC 505-10. For the year ended December 31, 2024, the Company recorded accreted interest and fees of 1,705,014 In connection with the Securities Purchase Agreement and Note, the Company entered into a Registration Rights Agreement with the Purchasers (the “Registration Rights Agreement”), requiring the Company to file a resale registration statement (the “Registration Statement”) with the U.S. Securities and Exchange Commission (the “Commission”) to register the unregistered shares of Common Stock. within forty-five (45) calendar days following the filing date, which is thirty (30) days after the closing date. The Company filed the required resale registration statement on October 23, 2024.

Distribution Agreement

On March 4, 2024 (the “Effective Date”) the Company entered into a cooperative sales and distribution agreement (the “Agreement) with Roncadelle Operations s.r.l.. The Agreement was effective as of the Effective Date for the initial period of one (1) year (the “Initial Term”). Upon expiration of the Initial Term, the term of the Agreement shall automatically renew for additional successive one year terms, unless either party provides written notice of non-renewal at least ninety (90) days prior to the end of the then-current term, unless any renewal term is terminated earlier pursuant to the terms of the Agreement or applicable law. On February 5, 2025, the parties reassessed the Agreement and mutually agreed to terminate the Agreement. The Company obtained no economic benefit with the Agreement and has other distribution efforts. The Company incurred no liability on terminationof the Agreement.

Nasdaq Compliance

On March 12, 2025, the Company received a notification letter from The Nasdaq Stock Market advising that, for 30 consecutive business days preceding the notification letter, the Company did not meet the minimum $1.00 per share bid price requirement for continued inclusion on The Nasdaq Capital Market pursuant to Nasdaq Marketplace Listing Rule 5550(a)(2). Normally, a company would be afforded a 180-calendar day period to demonstrate compliance with the Minimum Bid Price Requirement. However, pursuant to Listing Rule 5810(c)(3)(A)(iv) the Company is not eligible for any compliance period specified in Rule 5810(c)(3)(A) because the Company has effected a reverse stock split over the prior one-year period or has effected one or more reverse stock splits over the prior two-year period with a cumulative ratio of 250 shares or more to one. Accordingly, the Company’s securities are subject to delisting from Nasdaq. The Company timely requested an appeal of the determination and is awaiting the notice of the hearing date.

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

Nature of Business

Nature of Business

Sharps Technology, Inc. (“Sharps” or the “Company”) is a medical device company that has designed and patented various safety syringes and has note safety syringe products that were acquired and is seeking commercialization by manufacturing and distribution of its products.

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

Segment Reporting

The Company operates as one operating segment. The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer and Chief Financial Officer. The CODM manages operations and business as one operating segment for the purposes of allocating resources, making operating decisions and evaluating financial performance.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are maintained with various financial institutions. At December 31, 2024 and 2023, the Company had no cash equivalents.

Inventories

The Company values inventory at the lower of cost (average cost) or net realizable value. Work-in-process and finished goods inventories consist of material, labor, and manufacturing overhead. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. A reserve is established for any excess or obsolete inventories, or they may be written off. At December 31, 2024 and 2023, inventory is comprised of raw materials, components and finished goods.

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

At their issuance date and as of December 31, 2024, the warrants were accounted for as liabilities as these instruments did not meet all of the requirements for equity classification under ASC 815-40 based on the terms of the aforementioned warrants. The resulting warrant liabilities are re-measured at each balance sheet date until their exercise or expiration, and any change in fair value is recognized in the Company’s Consolidated Statement of Operations (See Notes 8 and 10 to the Consolidated Financial Statements).

Basic and Diluted Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the consolidated statements of operations. Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Basic EPS includes in 2023 153,703 of pre-funded warrants (see Note 8). Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of December 31, 2024, there were 852,994 stock options and warrants that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented.

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

Results of Operations

Comparison of the Years Ended December 31, 2024 and, 2023.

	Year Ended
	December 31, 2024	December 31, 2023	Change	Change %
Research and development	$2,471,762	$1,605,547	$866,215	54%
General and administrative	7,154,948	8,521,103	(1,366,155)	-16%
Net Interest expense (income)	1,664,712	(138,118)	1,802,830	-1,305%
FMV gain adjustment for derivatives	(3,016,936)	(169,583)	(2,847,353)	1,679%
Foreign currency Loss	41,825	44,463	(2,638)	-6%
Other Expense	1,009,891	8,226	1,001,665	12,177%
Deferred Tax (Benefit)	(30,000)	(30,000)	0	0%
Net loss	$9,296,202	$9,841,638	$(545,436)	-6%

Revenue

The Company has not generated any revenue to date.

Research and Development

For the year ended December 31, 2024, Research and Development (“R&D”) expenses increased decreased to $2,471,762 compared to $1,605,547 for the year ended December 31, 2023. The increase of $866,215 was due to a) an increase in asset machinery impairments in 2024 of $1,210,000, representing an impairment of machinery of $1,770,000 in 2024 as compared to an asset impairment of $560,000 in 2023 b) lower depreciation expense of $178,100 and d.) lower R&D labor, consulting and materials of $165,600 given the shift from R&D activities to manufacturing.

General and Administrative

For the year ended December 31, 2024, General and Administrative (“G&A”) expenses were $7,154,948 as compared to $8,521,103 for the year ended December 31, 2023. The decrease of $1,366,155 was primarily attributable to a decrease of $187,100 in payroll and related of: i) payroll and consulting fees higher by $245,100 from $3,163,400 in 2023 to $3,408,500 in 2024, primarily due to increased amounts of payroll associated with higher average staffing levels throughout the year and higher usage of various consulting services offset by ii) a decrease in stock compensation expense, due to timing of option awards and vesting, of approximately $433,000 from $950,000 in 2023 to $517,000 in 2024. All other G&A expenses decreased $1,179,000 primarily due to; lower marketing, public company and investor relation costs ($549,900), a settlement in 2023 for ($375,000), lower travel ($105,000), lower insurance costs ($117,500), lower rent ($36,800), lower computer costs ($21,600), lower professional fees ($11,000), lower general operating costs ($74,400), lower patent fees ($9,700), partially offset by higher board costs ($52,000) and depreciation ($69,900).

Net Interest expense (income)

Net Interest expense, was $1,664,712 for the year ended December 31, 2024, compared to interest income of $138,118 for the year ended December 31, 2023. Net Interest changed, by $1,802,829 due to a) interest earned on invested cash in 2024 of $40,303 as compared to $138,118 in 2023 b) higher interest expense of $1,705,014 for the accreted  interest on the debt financing that originated in the third quarter of 2024.

Other

Other expenses increased $1,001,665 primarily due to a forfeiture of a $1M escrow deposit associated with an asset acquisition agreement that was terminated due to delay in obtaining financing.

FMV Adjustment for Derivatives

The value of the Note Warrants requires the Fair Market Value (“FMV”) to be remeasured at each reporting date while outstanding with recognition of the changes in fair value to other income or expense in the Consolidated Statement of Operations. For the years ended December 31, 2024, and 2023 the Company recorded a FMV gain adjustment of $3,016,936 and $169,583, respectively to reflect the decrease in the Note Warrants and Warrants liabilities outstanding. (See Notes 7, 8 and 10 to the Consolidated Financial Statements)

Liquidity and Capital Resources

At December 31, 2024, and 2023, we had a cash balance of $864,041 and $3,012,908, respectively. The Company has a working capital deficit of $2,011,678 as of December 31, 2024, as compared to working capital of $1,145,569, as of December 31, 2023. The decrease in our working capital, after net proceeds from offerings in 2024 of $5,907,407, was primarily related to the use of cash of $8,092,681 in operations, investing in fixed assets purchased and the $1M forfeited escrow deposit. The Company intends to finance its future development and commercialization activities and its working capital needs largely from the sale of equity securities and/or with additional funding from other traditional financing sources. Subsequent to December 31, 2024, the Company closed an Offering and received net proceeds of $18.2M of which $4.2M was used to repay the short-term Note. The Company intends to finance its future development and commercialization activities and its working capital needs with the recent offering proceeds and further with the sale of equity securities and/or with additional funding from other traditional financing sources until such time that funds provided by operations are sufficient to fund working capital requirements. See Note 7,8 and 16 to the Consolidated Financial Statements.

In 2024 and 2023, the Company completed various offerings and private placements. (“Financings”) The proceeds from such Financings was used to fund working capital to build inventory, fund capital expenditure and operating costs.

Cash Flows

Net Cash Used in Operating Activities

The Company used cash of $6,929,545 and $8,507,300 in operating activities for the year ended December 31, 2024 and 2023, respectively. The change in cash used was principally due to the Company incurring G&A expenses, increase in inventory partially offset by lower R&D activities, excluding non-cash items, as described above during year ended December 31, 2024.

Net Cash Used in Investing Activities

For the year ended December 31, 2024 and 2023, the Company used cash in investing activities of $1,163,137 and $698,277, respectively. In both years, cash was used to acquire or pay deposits for machinery and equipment of $163,137 and $698,277 respectively. In 2024, the Company incurred a $1,000,000 forfeiture cost under an agreement, as described in other expense above.

Net Cash Provided by Financing Activities

For the year ended December 31, 2024 and 2023, the Company provided cash from financing activities of $5,907,407 and $8,029,628 respectively. In the 2024 period, the cash provided was from the net proceeds from the Offerings in May and September 2024. In the 2023 period, the cash provided was from the net proceeds from the Offerings in February and September 2023

Off-Balance Sheet Arrangements

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Sharps Technology, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Sharps Technology, Inc. (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

We have served as the Company’s auditor since 2023.

New York, New York

March 27, 2025

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

SHARPS TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023

Assets:
Current Assets
Cash	$864,041	$3,012,908
Tax Receivable - VAT	102,493	47,949
Escrow Deposit (Note 7)	250,000	-
Prepaid expenses and other current assets	89,735	68,559
Inventories, Net (Note 3)	1,867,671	1,709,135
Current Assets	3,173,940	4,838,551

Fixed Assets, net of accumulated depreciation (Notes 4 and 5)	4,035,110	6,822,142
Other Assets (Notes 5 and 6)	104,698	128,575
TOTAL ASSETS	$7,313,748	$11,789,268

Liabilities:
Current Liabilities
Accounts payable	$976,548	$794,107
Accrued expenses and other	346,536	476,090
Notes Payable, net of discount (Note 7)	3,763,622	-
Warrant liability (Notes 8 and 10)	98,913	2,422,785
Total Current Liabilities	5,185,619	3,692,982

Deferred Tax Liability (Note 12)	132,000	162,000
Total Liabilities	5,317,619	3,854,982

Commitments and Contingencies (Note 15)
Subsequent Events (Note 16)

Stockholders’ Equity:
Preferred stock, $.0001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding in 2024 (2023: 1)	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 2,048,183 shares issued and outstanding in 2024 (2023: 694,294)	205	69

Additional paid-in capital	36,417,837	32,491,409
Accumulated other comprehensive income	23,293	591,812
Accumulated deficit	(34,445,206)	(25,149,004)
Total Stockholders’ Equity	1,996,129	7,934,286
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,313,748	$11,789,268

The accompanying notes are an integral part of these financial statements.

SHARPS TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended	For the year ended
	December 31, 2024	December 31, 2023

Revenue, net	$-	$-

Operating expenses:
Research and development, including impairment of $1,770,000 and $560,000 in 2024 and 2023 respectively (Note 5)	2,471,762	1,605,547
General and administrative	7,154,948	8,521,103
Total operating expenses	9,626,710	10,126,650
Loss from operations	(9,626,710)	(10,126,650)

Other income (expense)
Interest income (expense)	(1,664,712)	138,118
FMV adjustment on warrants	3,016,936	169,583
Other (expense)	(1,009,891)	-
Foreign currency and other	(41,825)	(52,689)
Net loss Before Provision for Taxes	$(9,326,202)	$(9,871,638)
Deferred Tax Benefit	30,000	30,000
Net Loss	(9,296,202)	(9,841,638)
Net loss per share, basic and diluted	$(7.40)	$(16.61)
Weighted average shares used to compute net loss per share, basic and diluted	1,256,217	592,396

The accompanying notes are an integral part of these financial statements.

F-3

SHARPS TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the year ended	For the year ended
	December 31, 2024	December 31, 2023
Net loss	$(9,296,202)	$(9,841,638)

Other comprehensive income:

Foreign currency translation adjustments	(568,519)	377,559

Comprehensive loss	$(9,864,721)	$(9,464,079)

The accompanying notes are an integral part of these financial statements.

SHARPS TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Preferred Stock			Common Stock		Common Stock Subscription	Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount		Shares	Amount	Receivable	Capital	Income	Deficit	Equity
Balance – December 31, 2022	1		$-	427,610	$43	$-	$24,734,204	$214,253	$(15,307,366)	$9,641,134

Net loss for the year ended December 31, 2023									(9,841,638)	(9,841,638)

Share-based compensation charges							963,023			963,023

Shares issued in Offering				102,206	10		2,783,375			2,783,385
Shelf Registration Offering – see Note 8				164,478	16		2,457,988			2,458,004
Private Placement Offering – see Note 8							1,552,819			1,552,819
Foreign currency translation								377,559		377,559

Balance – December 31, 2023	1	$		694,294	$69	$	$32,491,409	$591,812	$(25,149,004)	$7,934,286

Net loss for the year ended December 31, 2024									(9,296,202)	(9,296,202)

Share-based compensation charges							520,830			520,830
Issuance of Common Stock				259,091	26		726,324			726,350
Exercise of Pre-Funded Warrants				153,703	15		3,365			3,380
Warrant Inducements				260,799	27		978,955			978,982
Cancellation of Preferred Share	(1)
Registration A Offering				439,203	44		1,696,670			1,696,714
Share Round-up from Reverse				1,958	-		-			-
Warrant exercise				239,135	24		284			308
Foreign currency translation								(568,519)		(568,519)

Balance – December 31, 2024	0		$-	2,048,183	$205	$	$36,417,837	$23,293	$(34,445,206)	$1,996,129

The accompanying notes are an integral part of these financial statements.

SHARPS TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended	For the year ended
	December 31, 2024	December 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,296,202)	$(9,841,638)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	773,904	882,177
Stock-based compensation	520,830	963,023
Accretion of debt discount	1,705,014	-
FMV adjustment for warrants	(3,016,936)	(169,583)
Fixed asset impairment	1,770,000	560,000
Deferred tax benefit	(30,000)	(30,000)
Other Asset Adjustment	28,200	-
IPO issuance costs relating to warrants	-	205,112
Escrow forfeited	1,000,000	-
Foreign exchange (gain)/loss	41,825	44,463
Changes in operating assets:
Prepaid expenses and other current assets	(87,557)	(82,169)
Inventory	(350,557)	(1,441,462)
Other assets	-	(12,735)
Accounts payable and accrued liabilities	11,935	415,512
Net cash used in operating activities	(6,929,544)	(8,507,300)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(138,804)	(698,277)
Other Assets	(24,333)	-
Escrow payment forfeited under agreement	(1,000,000)	-
Net cash used in investing activities	(1,163,137)	(698,277)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from offerings and warrant exercises	3,372,449	8,029,628
Net proceeds from Debt financing	2,735,300	-
Repayment of Debt	(200,342)	-
Net cash provided by financing activities	5,907,407	8,029,628

Effect of exchange rate changes on cash	36,407	17,960

NET INCREASE (DECREASE) IN CASH	(2,148,867)	(1,157,989)
CASH — BEGINNING OF YEAR	3,012,908	4,170,897
CASH — END OF YEAR	$864,041	$3,012,908

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	-
Cash paid for taxes		-

The accompanying notes are an integral part of these financial statements.

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not generated revenue or cash flow from operations since inception. As of December 31, 2024, the Company used cash in operations of $6,929,544 and has cash of $864,041 which is not sufficient to fund the Company’s planned operations for the next 12 months. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to raise sufficient financing to acquire or commercialize its products into a profitable business. The Company intends to finance its future development and commercialization activities and its working capital needs largely from the sale of equity securities and/or with additional funding from other traditional financing sources until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. As of December 31, 2024, the most significant estimates relate to derivative liabilities and stock-based compensation.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are maintained with various financial institutions. At December 31, 2024 and 2023, the Company had no cash equivalents.

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Note 2. Summary of Significant Accounting Policies (continued)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, which is placed with high-credit-quality financial institutions and at times exceeds federally insured limits. To date, the Company has not experienced any losses on its deposits of cash.

Inventories

The Company values inventory at the lower of cost (average cost) or net realizable value. Work-in-process and finished goods inventories consist of material, labor, and manufacturing overhead. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. A reserve is established for any excess or obsolete inventories or they may be written off. At December 31, 2024 and 2023, inventory is comprised of raw materials, components and finished goods.

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

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Note 2. Summary of Significant Accounting Policies (continued)

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

The Company recorded an impairment of $1,770,000 during the year ended December 31, 2024 and $560,000 impairment during the year ended December 31, 2023.

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

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

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

At their issuance date and as of December 31, 2024, certain warrants (see Notes 8 and 10) are accounted for as liabilities as these instruments did not meet all of the requirements for equity classification under ASC 815-40 based on the terms of the aforementioned warrants. The resulting warrant liabilities are re-measured at each balance sheet date until their exercise or expiration, and any change in fair value is recognized in the Company’s consolidated statements of operations.

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

Comprehensive income (loss)

Comprehensive income (loss) consists of the Company’s consolidated net loss and foreign currency translation adjustments related to its subsidiary. Foreign currency translation adjustments included in comprehensive loss were not tax effected as the Company has a full valuation allowance at December 31, 2024 and 2023. Accumulated other comprehensive income (loss) is a separate component of stockholders’ equity and consists of the cumulative foreign currency translation adjustments.

Basic and Diluted Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the consolidated statements of operations. Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Basic EPS in 2023 includes the 153,704 of pre-funded warrants (see Note 8). Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of December 31, 2024, there were 852,994 stock options and warrants that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented.

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

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

Segment Reporting

The Company operates as one operating segment. The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer and Chief Financial Officer. The CODM manages operations and business as one operating segment for the purposes of allocating resources, making operating decisions and evaluating financial performance.

Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigations, fines and penalties and other sources are recognized when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. Gain contingencies are evaluated and not recognized until the gain is realizable or realized.

Recent Accounting Pronouncements

On August 5, 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. ASU 2020-06 simplifies the guidance in U.S. GAAP on the issuer’s accounting for convertible debt instruments, requires entities to provide expanded disclosures about “the terms and features of convertible instruments” and how the instruments have been reported in the entity’s financial statements. It also removes from ASC 815-40-25-10 certain conditions for equity classification and amends certain guidance in ASC 260, Earnings per Share, on the computation of EPS for convertible instruments and contracts on an entity’s own equity. An entity can use either a full or modified retrospective approach to adopt the ASU’s guidance. The ASU’s amendments are effective for smaller public business entities fiscal years beginning after December 15, 2023. The Company is currently evaluating the impact of ASU 2020-06 on its consolidated financial statements and does not expect the adoption of this amended guidance to have a material impact on the Company’s consolidated financial statements when applicable.

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Note 2. Summary of Significant Accounting Policies (continued)

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands disclosures about a public entity’s reportable segments and requires more enhanced information about a reportable segment’s expenses, interim segment profit or loss, and how a public entity’s chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocating resources. The standard is effective for annual reporting periods beginning after December 15, 2023, and interim periods within years beginning after December 15, 2024. The Company adopted the standard.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40). The new guidance requires disaggregated information about the entity’s type of expenses into certain categories. The Company will adopt the new standard in the annual reporting period beginning after December 15, 2026 and is will evaluate the impacts of the new guidance on its disclosures within the consolidated financial statements.

The Company does not expect the adoption of any accounting pronouncements to have a material impact on the consolidated financial statements.

The Company reviewed all other recently issued accounting pronouncements and have concluded they are not applicable or not expected to be significant to the accounting for our operations.

Note 3. Inventories

Inventories, net consisted of the following at December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Raw materials	$326,068	$254,461
Work in process	81,075	170,464
Finished goods	1,460,528	1,284,210
Total	$1,867,671	$1,709,135

Note 4. Fixed Assets

Fixed asset, net, as of December 31, 2024 and 2023, are summarized as follows:

	December 31, 2024	December 31, 2023

Land	$227,575	$260,460
Building	2,665,117	3,022,490
Machinery and Equipment	2,967,512	4,464,317
Computer Systems and Website & Other	290,661	290,661
Total Fixed Assets	6,150,865	8,037,928
Less: accumulated depreciation	(2,115,755)	(1,215,786)
Fixed asset, net	$4,035,110	$6,822,142

Depreciation expense of fixed assets for the year ended December 31, 2024 and 2023 was $736,381 and $876,064, respectively. Substantially, all of the Company’s fixed assets are located at the Company’s Hungary location.

In the fourth quarter of 2024, the Company recorded, in Research and Development expenses, an asset impairment of $1,770,000 relating to Assembly machines, which were included in Machinery and Equipment, due to a decision to discontinue additional capital to modify certain machinery in development for current product requirements. In the fourth quarter of 2023, the Company recorded, in Research and Development expenses, an asset impairment of $560,000 relating to Molds, which were included in Machinery and Equipment, due to a decision to discontinue usage of certain molds not used for current products in production.

As of December 31, 2024, the Company has $100,000 in remaining payments for machinery purchased payment of which is subject to outstanding claims with the supplier (see Note 15), which is included in accounts payable.

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Note 5. Asset Acquisition

In June 2020, the Company entered into a Share Purchase Agreement (“Agreement”) with Safegard Medical (“Safegard”) and amendments to the Agreement, collectively, the Agreements, to purchase either the stock or certain assets of a manufacturing facility for $2.5M in cash, plus additional consideration of common stock and options with fair market values of $200,000 and $183,135, respectively. Through the Closing Date, the Agreements provided the Company with the exclusive use of the facility in exchange for payment of the facility’s operating costs. The monthly fee (“Operating Costs”), which primarily covered the facility’s operating costs, was mainly comprised of the seller’s workforce costs, materials and other recurring monthly operating cost.

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

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Note 6. Other Assets

Other assets as of December 31, 2024 and 2023 are summarized as follows:

	December 31,	December 31,
	2024	2023

Intangibles, net	$32,503	$52,513
Other	72,195	76,062
	$104,698	$128,575

Intangibles are related to the Asset Acquisition (see Note 5) and consist of an acquired workforce and permits. Amortization for the years ended December 31, 2024 and 2023 was $14,117 and $15,184, respectively. The remaining life of the unamortized intangibles is approximately 2.5 years.

Note 7. Debt Financing

On September 20, 2024, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) and a Senior Secured Note (the “Note”) for an aggregate principal amount of $4,375,000, including OID interest of $875,000 maturing on January 31, 2025, with certain purchasers (the “Purchasers”), and the issuance of approximately 259,091 (pre reverse - 5,700,006 ) unregistered shares of the Company’s Common Stock. The aggregate gross proceeds to the Company were approximately $3.5 million, before deducting fees to the placement agent and other offering expenses payable by the Company of $514,700 and an escrow deposit of $250,000 required until certain security liens are filed. The Note and the common stock were recorded at the relative fair values of $2.6M and $852,000, respectively, in accordance with ASC 470-20-25-2. The aforementioned expenses were allocated based on the aforementioned fair values as a reduction to the carrying amount of the debt and a reduction of the equity in accordance with ASC 505-10. For the year ended December 31,0, 2024, the Company recorded accreted interest and fees of 1,705,014 In connection with the Securities Purchase Agreement and Note, the Company entered into a Registration Rights Agreement with the Purchasers (the “Registration Rights Agreement”), requiring the Company to file a resale registration statement (the “Registration Statement”) with the U.S. Securities and Exchange Commission (the “Commission”) to register the unregistered shares of Common Stock. within forty-five (45) calendar days following the filing date, which is thirty (30) days after the closing date. The Company filed the required resale registration statement on October 23, 2024. The Note was repaid upon maturity. (See Note 16)

Note 8. Stockholders’ Equity

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

On October 7, 2024, at a special meeting of shareholders, the shareholders approved a proposal to authorize Sharps’ Board of Directors in its sole and absolute discretion, to file a certificate of amendment (the “Amendment”) to Sharps’ amended and restated certificate of incorporation to effect the reverse split at a ratio to be determined by the Board, not to exceed a 1-for-22 reverse split. A 1 for 22 reverse split was approved by the Board and was effective October 15, 2024. All share amounts, share prices and earnings per share have been adjusted to reflect the approved reverse stock split.

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Note 8. Stockholders’ Equity (continued)

Common Stock

On December 5, 2024, the Company, entered into subscription agreements with certain institutional investors, pursuant to which the Company agreed to issue and sell to the investors 248,430 shares (the “Shares”) of Common Stock, par value $0.0001 per share of the Company at a price of $1.95 per share for gross proceeds to the Company of $484,438 before deducting placement agent fees and commissions of $84,671 with net proceeds, after reflecting par value, have been recorded in Additional Paid in Capital of $399,742. The Shares issued in the offering were offered at-the-market under Nasdaq rules and pursuant to the Company’s Form 1-A (the “Offering Statement”), initially filed by the Company with the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933 (the “Securities Act”), as most recently amended on November 18, 2024, and qualified on December 3, 2024.

On September 23, 2024, as noted in Note 7, in connection with the Securities Purchase Agreement and Note, the Company issued 259,091 (pre-reverse – 5,700,006) shares of unregistered common stock. The shares were subsequently registered by the Company with the Security and Exchange Commission.

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

The Company recorded a fair value charge in 2024 to reflect the modification of the exercise price at the initial inducement date for the non-trading warrants relating to the February and September 2023 warrants below. (See Note 10)

On September 29, 2023, the Company completed two simultaneous offerings and received aggregate gross proceeds of approximately $5.6 million, before expenses to the placement agent and other offering expenses of $716,000.

a.

The first offering, the securities purchase agreement offering (the “Shelf Offering”) with institutional investors and the Company resulted in the Company receiving net proceeds from the Shelf Offering and the sale of pre-funded of approximately $2.5 million, includes the value of the pre-funded warrants recorded in APIC, net of $362,000 in fees relating to the placement agent and other offering expenses. The Shelf Offering was priced at the market under Nasdaq rules. In connection with the Shelf Offering, the Company issued 164,478 (pre reverse -3,618,521) shares of common at a purchase price of $14.08 per unit, adjusted to $7.26 (reverse effected) at May 30, 2024, based on anti-dilution terms in the warrants and 36,636 (pre reverse -800,000) pre-funded warrants at $14.058 (pre reverse -$0.639) per pre-funded warrants. The exercise price of the pre-funded warrants was $0.001 per share.

b.

The second offering, the securities purchase agreement offering (“Private Placement”) with institutional investors and the Company received net proceeds from the Private Placement of approximately $2.4 million, net of $354,000 in fees relating to the placement agent and other offering expense. In connection with the Private Placement, the Company issued: (i) 117,340 (pre reverse - 2,581,479) PIPE Shares (or PIPE Pre-Funded Warrants in lieu thereof) and (ii) PIPE Warrants (non-trading) to purchase 397,727 (pre reverse -8,750,003) shares of our common stock, at a combined purchase price of $23.63 (pre reverse -$1.074) per unit or $23.606 (pre reverse - $1.073) per pre-funded unit. The PIPE Warrants had a term of five and one-half (5.5) years from the issuance date and were exercisable for one share of common stock at an exercise price, after effect of the October 2024 reverse split, of $14.08 adjusted to $7.26 at May 30, 2024, based on anti-dilution terms in the warrants. See Note 8(a) Warrants below for further adjustment. The net proceeds, after reflecting par value, has been recorded in Additional Paid in Capital of $1.6 million and with respect to the PIPE Warrants recorded as a liability under ASC 815 of $985,204. On October 16, 2023, the Company filed an S-1 (Resale) Registration Statement in connection with the Private Placement and on October 26, 2023 the S-1 went effective The PIPE Warrants were fully exercised in 2024. (See Note 10).

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

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

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

Warrants

a)	In September 2024, the Company reduced the exercise price of the 230,091 (pre reverse – 5,260,000) outstanding warrants issued in February 2023 and September 2023 offerings (see below) from $7.26 (pre reverse - $0.33) to $0.0001. In connection with the reduction in the exercise price the Company recorded a modification charge of $155,703 in the year ended December 31, 2024. As noted below, all the February 2023 and September 2023 warrants are fully exercised.

b)	In connection with the Inducement Warrants in the second quarter of 2024, the Company issued 260,799 (pre reverse - 5,737,573) non-trading Inducement Warrants as noted in Common Stock above. The Inducement Warrants are classified as a liability based on ASC 815 and require remeasurement at each reporting period. The Inducement Warrants are recorded at the FMV, computed using the Black Scholes valuation method. and, recorded a FMV gain adjustment of $349,243 (See Note 10).

c)	In connection with one-year advisory services arrangement entered into in April 2023, the Company issued an aggregate of 28,636 (pre reverse - 630,000) warrants over the one-year term, at an exercise price of $34.32 (pre reverse -$1.56) The warrants have a three-year term and were fully vested on issuance. the Company issued 6,136 (Pre- reverse – 135,000) and 22,500 (Pre-reverse 495,000) warrants during the years ended December 31, 2024 and 2023, respectively, at an exercise price of $34.32 (pre-reverse - $1.56). The warrants have a three-year term and were fully vested on issuance. The FMV of the warrants recorded for the year end ended December 31, 2024 and 2023, was, computed using the Black Sholes valuation model was $8,590 and $42,915 respectively. The assumptions for the year ended December 31, 2024, were: a) expected volatility – 33.46% to 81.62%, c) risk free rate- 4.2% to 4.25% and d) dividend rate –0%. The assumptions for the year ended December 31, 2023, were: a) expected term – 3 years, b) expected volatility – 24.49% to 44.83%, c) risk free rate- 3.58% to 4.67% and d) dividend rate – 0%.

d)	In connection with the Private Placement in September 2023, the Company issued 397,727 (pre-reverse -8,750,003) non-trading PIPE Warrants as a component of the Unit as noted in Common Stock above. The PIPE Warrants were recorded at the FMV, computed using the Black Sholes valuation method. The PIPE Warrant’s liability requires remeasurement at each reporting period. The PIPE Warrants are classified as a liability based on ASC 815. For the year ended December 31, 2024, the Company recorded a FMV gain (loss) adjustment of $707,684 including the modification charge of $(637,316). For the year ended December 31, 2023, the Company recorded a FMV gain (loss) adjustment of $(51,671), The warrants were fully exercised in 2024 (See Note 10).

e)	In connection with the Offering in February 2023, the Company issued 102,206 (pre-reverse -2,248,521) non-trading warrants Offering Warrants as a component of the Unit as noted in Common Stock above. The Offering Warrant’s liability requires remeasurement at each reporting period. The Offering Warrants were recorded at the FMV, computed using the Black Sholes valuation method. The Offering Warrants are classified as a liability based on ASC 815. For the year ended December 31, 2024, the Company recorded FMV gain (loss) adjustments of $214,019, including a modification charge of $(153,640) referred to in Note 10. During the year ended December 31, 2023, the Company recorded a FMV gain adjustment of $221,524. The warrants are fully exercised in 2024. (See Note 10).

f)	In connection with the IPO in April 2022, the Company issued 340,900 (pre-reverse - 7,500,000) warrants (Trading Warrants) as a component of the Units and 51,136 (pre-reverse- 1,125,000) warrants to the underwriter (Overallotment Warrants), as noted in Common Stock above. The Trading and Overallotment Warrants were recorded at the FMV, being the trading price of the warrants, on the IPO effective date and the Warrants are classified as a Liability based on ASC 815. The Warrant liability requires remeasurement at each reporting period. During years ended December 31, 2024 and 2023, the Company recorded a FMV (loss) gain adjustment of 1,135,728 and $0, respectively (See Note 10).

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Note 8. Stockholders’ Equity (continued)

g)	The Company has issued 10,695 (pre-reverse - 235,295) Warrants (“Note Warrants”) to the Purchasers of the Notes on April 19, 2022. The Note Warrants have an exercise price of $93.50 ( pre-reverse - $4.25) and a term of five years During the years ended December 31, 2024 and 2023, the Company recorded a FMV gain of 30,159 and $0, respectively. (See Note 10)

h)	The underwriter received 8,523 (pre – reverse-187,500) warrants in connection with the IPO for a nominal cost of $11,250. The Warrants have an exercise price of $117.04 (Pree-reverse -$5.32) and are exercisable after October 9, 2022. The FMV at the date of issuance was $228,750 computed using the Black Sholes valuation model with the following assumptions: a) volatility of 93.47%, five-year term, risk free interest rate 2.77% and 0% dividend rate. These warrants were recorded in Equity at the estimated FMV and classified as additional issuance costs.

Note 9. Preferred Stock

In February 2018, the Company Board of Directors issued one share of Series A Preferred Stock to Alan Blackman, the Company’s co-founder and Director. The Series A Preferred Stock entitled the holder to vote on any matters related to the election of directors. The Series A Preferred Stock had no right to dividends, or distributions in the event of a liquidation and is not convertible into common stock. The two year provision after the IPO that if the price per share was more than 500% of the initial offering price per Unit in the IPO, the Series A Preferred Stock, as in effect upon completion of the IPO, will entitle the holder to 10% of the total purchase price was not met and no longer in effect as of April 2024.

In connection with final settlement with Mr. Blackman on August 2024, the Series A Preferred Stock were cancelled and forfeited without any further consideration. The Series A Preferred was returned to the status of an authorized but unissued share of preferred stock of the Company (See Note 15).

Note 10. Warrant Liability

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented as a Warrant liability in the accompanying consolidated balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the consolidated statement of operations, The non-trading warrants, related to the February 2023, September 2023 and May 2024 offerings, were valued using the Black-Scholes pricing model. The assumptions for the year ended December 31, 2024 and 2023 were as follows: (See Notes 7 and 8)

	December 31, 2024	December 31, 2023
Expected term (years)	3.37 to 5.99	4.10 to 5.5
Expected volatility	58.78% to 121.32%	45.30% to 70.44%
Risk-free interest rate	3.41% to 4.56%	3.53 to 4.54%
Dividend rate	0	0

The Warrant liability at December 31, 2024 and 2023 was as follows:

	2024	2023
Trading and Overallotment Warrants	$15,681	1,121,250
Note Warrants	428	30,588
Offering Warrants – February 2023	-	234,072
Offering Warrants – September 2023	-	1,036,875
Offering Warrants – May 2024	82,804	-
Total Warrant Liability	$98,913	2,422,785

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Note 10. Warrant Liability (continued)

The Warrants outstanding at December 31, 2024 and 2023, reflective of the reverse split that occurred in October 2024, were as follows:

	December 31, 2024	December 31, 2023

Trading and Overallotment Warrants	400,568	400,568
Note Warrants	10,695	10,695
Offering Warrants – February 2023	-	102,206
Offering Warrants – September 2023	-	397,727
Offering Warrants – May 2024	260,799	-
Warrants issued for services arrangement	28,636	22,500
Total Warrants Outstanding	700,699	933,696

For the years ended December 31, 2024 and 2023 the FMV gain (loss) adjustment, which is reflected in the FMV adjustment on Warrants in the Consolidated Statements of Operations was $3,016,935 and $169,583, respectively.

Note 11. Stock Options

On December 19, 2024, the Company’s Shareholders approved and the Board of Directors adopted the 2024 Equity Incentive Plan (the “2024 Plan”), to provide for the issuance of up to 265,000 options and/or shares of restricted stock be available for issuance to officers, directors, employees and consultants.

On January 24, 2023, the Company’s Board of Directors initially adopted the 2023 Equity Incentive Plan (the “2023 Plan”), to provide for the issuance of up to 63,636 (pre -reverse -1,400,000) options and/or shares of restricted stock be available for issuance to officers, directors, employees and consultants. The 2023 Plan was subsequently updated to provide for the issuance of up to 159,090 (pre-reverse – 3,500,000) options and/or shares of restricted stock. The 2023 Plan was approved by shareholders at the annual meeting

A summary of options granted and outstanding is presented below, 2023 reflects effect of reverse split.

	2024		2023
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at Beginning of year	109,493	$67.12	61,733	$96.14
Granted	63,409	6.27	48,409	29.70

Forfeited/cancelled	(20,607)	$66.27	(649)	$38.50

Outstanding at end of year	152,295	$41.87	109,493	$67.12

Exercisable at end of year	131,440	$46.60	85,511	$76.34

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Note 11. Stock Options (continued)

1)

During the year ended December 31, 2024, the Company granted five-year options (the “Options”) to purchase a total of 63,409 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) to its directors, executive officers, employees and consultants pursuant to the Company’s 2023 Equity Incentive Plan. The Options are exercisable at an average price of $6.27 per share which was based on the closing price on the respective grant dates.

During the year ended December 31, 2023, the Company granted five-year options (the “Options”) to purchase a total of:

	a)	44,318 (pre-reverse – 975,000) shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) to its directors, executive officers, employees and consultants pursuant to the Company’s. 2022 and 2023 Equity Incentive Plans. The Options are exercisable at $30.14 (pre -reverse -$1.37) per share which was the closing price on January 25, 2023.
	b)	4,090 (pre-reverse – 90,000) shares of the Company’s Common Stock in connection with an employment or consulting agreements at the exercise price, representing the closing price on the grant date ranging from $18.04 to $28.60, reverse effected.

During the years ended December 31, 2024 and 2023, the estimated weighted-average grant-date fair value of options granted was $6.27 per share and $17.60 per share, respectively. As of December 31, 2024 and 2023, there was $134,807 and $498,454, respectively, of unrecognized stock-based compensation related to unvested stock options with a weighted average fair value of $10.01 and $20.68 per share, respectively, which is expected to be recognized over a weighted-average period 33 months as of December 31, 2024.

The following table summarizes information about options outstanding at December 31, 2024:

Exercise Prices	Options Outstanding	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life	Options Exercisable	Aggregate Intrinsic Value on Exercisable Shares

$5.94 to 6.27	60,710	-	3.95	44,957
$18.04 to 20.24	1,818	-	3.58	1,818	-
$26.62 to 30.58	51,705	-	2.79	51,705	-
$38.50	2,468	-	1.25	2,468	-
$61.60	6,429	-	1.25	6,429	-
$96.25	9,415	-	.25	9,415	-
$154.00	19,750	-	1.00	19,750	-

At December 31,2024, the stock options outstanding and the options exercisable have exercise prices that exceed the stock market price at December 31, 2024 and as such no intrinsic value exist. Intrinsic value is defined as the difference between the exercise price of the options and the market price of the Company’s common stock.

In 2024 and 2023, the Company recognized stock-based compensation expense of $512,240, of which $508,899 and $3,341 was recorded in general and administrative and research and development expenses, respectively and $920,108, of which $906,745 and $13,363 was recorded in general and administrative and research and development expenses, respectively.

The fair value of stock option awards accounted for under ASC 718 was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions for the options granted during the years ended December 31, 2024 and 2023.

	2024	2023
Expected term (years)	2.66 to 3.06	2.88 to 3.25
Expected volatility	81.15 % to 83.04%	75.40% to 89.93%
Risk-free interest rate	4.71 % to 4.76%	3.71% to 4.27%
Dividend rate	0	0

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Note 11. Stock Options (continued)

In 2024 and 2023, the Company recognized stock-based compensation expense of $512,240, of which $508,899 and $3,341 was recorded in general and administrative and research and development expenses, respectively and $920,108 of which $906,745 and $13,363 was recorded in general and administrative and research and development expenses, respectively.

Note 12. Income Taxes

A reconciliation of the Federal statutory rate of 21% in the years ended December 31, 2024 and 2023, respectively to the total effective rate applicable to income (loss) is as follows:

	Year Ended	Year Ended
	December 31, 2024	December 31, 2023

Expected benefit at statutory federal tax rate	$(1,958,502)	$(2,073,230)
Permanent differences – net	(633,540)	(35,469)
State and local taxes, net of federal tax benefit	-	-
Other	(4,338)	(24,569)
Change in valuation allowance	2,566,380	2,103,268
Income tax expense (benefit)	$(30,000)	$(30,000)

The components of the Company’s deferred tax assets (liabilities) are as follows:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Deferred tax assets (liabilities):
Fixed assets, net of impairments	$4,529	$(281,073)
Interest	35,178	35,178
Research and development expenses	446,811	400,810
Stock-based compensation	1,004,182	895,509
Charitable Contributions	420	420
Net operating losses - federal	6,253,513	4,456,242
Net operating losses – state and local	543,264	543,264
Net operating losses - foreign	345,913	233,114
Research credit	28,985	28,985
Less valuation allowance	(8,794,795)	(6,474,449)
Net deferred tax liability	$(132,000)	$(162,000)

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

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

As of December 31, 2024, the Company had U.S. federal net operating loss carryforwards of approximately $29,779,000 of which $241,000, if not fully utilized, expires by 2038 and which $29,538,000 do not expire. The Company has foreign net operating loss carryforwards of $3,845,000, if not fully utilized, expire through 2029. Utilization is dependent on generating sufficient taxable income prior to expiration of the tax loss carryforwards. Utilization of the U.S. net operating losses may be subject to substantial limitations in the event of a change of ownership under the provisions of Section 382 of the Internal Revenue Code.  The Company has not performed an analysis, but the potential impact of any limitation would not be material to the financial statements due to the fact that the respective deferred taxes assets are fully offset by a valuation allowance.

The geographical components of loss before income taxes consisted of the following for the years ended December 31:

	Year Ended	Year Ended
	December 31, 2024	December 31, 2023

United Stated Operations	$(7,495,413)	$(8,173,807)
International Operations	(1,830,789)	(1,697,831)
(Loss) Income before taxes	(9,326,202)	(9,871,638)

Note 13. Related Party Transactions and Balances

As of December 31, 2024 and 2023, accounts payable and accrued liabilities include $99,500 and $32,974, respectively, payable to officers, and directors of the Company. The amounts are unsecured, non-interest bearing and are due on demand (See Note 15).

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

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Note 14. Fair Value Measurements (continued)

As of December 31, 2024, the following financial assets and liabilities were measured at fair value on a recurring basis presented on the Company’s consolidated balance sheet:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total

Assets
Cash	$864,041	-	-	$864,041

Total assets measured at fair value	$864,041	-		$864,041

Liabilities
Warrant liability	$-	98,913	-	$98,913

Total liabilities measured at fair value	$-	$98,913	-	$98,913

As of December 31, 2023, the following financial assets and liabilities were measured at fair value on a recurring basis presented on the Company’s consolidated balance sheet:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total

Assets
Cash	$3,012,908	-	-	$3,012,908
	-	-	-
Total assets measured at fair value	$3,012,908	-		$3,012,908

Liabilities
Warrant liability	$-	2,422,785	-	$2,422,785

Total liabilities measured at fair value	$-	2,422,785	-	$2,422,785

Note 15. Commitments and Contingencies

Fixed Assets and Other

At December 31, 2024 and 2023, the remaining amounts due under outstanding orders of $12,166 and $56,874, respectively, is recorded in Accounts Payable. At December 31, 2024, the Company had outstanding orders to purchase equipment, molds and component parts for $36,500 of which $24,333 is within Other Assets and the balance to be incurred and paid upon completion.

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Note 15. Commitments and Contingencies (continued)

Contingencies

At each reporting period, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies.

On July 10, 2024, Barry Berler (“Berler”), a co-founder and former Chief Technology Officer of the Company, commenced a lawsuit in the United States District Court for the Eastern District of New York, Barry Berler v. Sharps Technology, Inc. and Alan Blackman, Case No. 2:24-cv-04787. In this case, Berler asserts claims for damages of an aggregate of $456,000 for alleged (1) failure to make full payment of certain monthly payments under his consulting agreement with the Company (the “Consulting Agreement”) in the amount of $52,500, (2) failure to pay a bonus with a target of $216,000 under the Consulting Agreement, (3) $187,500, representing 50% of the severance payment paid by the Company to Mr. Blackman, the Company’s co-founder and former Chief Operating Officer and Co-Chairman and a declaration and injunctive relief establishing that Berler is the rightful owner of 50% of the Company’s Series A Preferred Stock (which preferred stock is no longer outstanding). The Company has accrued for the claim for aforementioned unpaid monthly consulting fees. The Company believes that Berler’s claims are without merit, intends to defend itself vigorously and has requested dismissal of these claims and no amounts have been reserved for the bonus and severance at his point. In addition, on September 17, 2024, the Company filed an answer and counterclaims with respect thereto, including for recoupment of certain compensation the Company has previously paid to Berler. and on February 27, 2025 the Company filed an amended answer and counterclaims against Berler,Plastomold Industries Ltd. (“Plastomold”), Plasto Design Ltd and Plasto Design Solutions.

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

On April 3, 2024, Plastomold commenced a lawsuit against the Company in the United States District Court for the Eastern District of New York, Plastomold Industries Ltd v. Sharps Technology, Inc., Case No. 2:24-CV-02580, asserting claims for damages in the amount of $1.762 million for alleged (1) failure to pay invoices, of which approximately $1 million would relate to a maintenance agreement for units allegedly manufactured and sold using machinery that was defective and has never successfully produced any saleable products, (2) breach of the implied covenant of good faith and fair dealing, (3) unjust enrichment, and (4) conversion. Plastomold asserts it provided certain products and services to the Company for which its invoices were not fully paid. The Company believes that Plastomold’s claims are without merit and intends to defend itself vigorously and no amounts have been reserved at this point. On June 3, 2024, the Company filed an answer and affirmative defenses and counterclaim, which counterclaim is for damages that the Company believes would exceed the claims asserted by Plastomold, based on the insufficiency of Plastomold’s services and the results thereof, including the failure to provide machinery capable of reliably manufacturing the designated products in compliance with design specifications and functionality requirements, and with respect to which test results failed.

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

Employment Agreements

On August 1, 2022, the Company cancelled the consulting agreement with Alan Blackman, Co- Chairman and Chief Operating Officer and entered into an Employment Agreement. The Company terminated Mr. Blackman’s Employment Agreement effective May 1, 2023. Mr. Blackman continued to serve as the Co-Chairman and a member of the Board of Directors. Subsequent to June 30, 2023, the Company and Mr. Blackman entered into a separation agreement whereby, Mr. Blackman would be paid severance payments of approximately $346,000 plus medical benefits over thirteen months, which was recorded as an expense and an accrued expense as of June 30, 2023 The severance payments were fully paid by August 31, 2024. At December 31, 2023, the outstanding balance due Mr. Blackman was $218,000, which is recorded in accrued expenses. Further, all unvested options were fully vested and the Company recorded a charge of $60,000. In connection with the separation agreement, Mr. Blackman no longer served as Co-Chairman or Board member and had agreed to vote his Series A Preferred Stock in favor of the election, reelection, and/or designation of each individual nominated to serve as a director on the Board of Director as shall be identified in an applicable proxy statement filed by the Company for such election of directors. Once the payments due Mr. Blackman were fully paid, the Series A Preferred Stock were deemed immediately cancelled and forfeited and without further consideration. The Series A Preferred has been returned to the status of an authorized but unissued share of preferred stock of the Company.

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

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Note 15. Commitments and Contingencies (continued)

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

On May 20, 2024, the Company entered into an Amendment to the Asset Purchase Agreement dated September 22, 2023, with Nephron and Nephron’s InjectEZ, LLC, (collectively, the “Seller”). The September 22, 2023 agreement superseded the manufacturing and supply agreement entered into in connection with the NPC Agreement on September 29, 2022, and the Nephron Agreement entered into on September 29, 2022. The Amended Asset Purchase Agreement includes the purchase of certain assets. In connection with the Asset Purchase agreement, the Company paid a non-refundable deposit of $1M to be held in escrow as a deposit on the purchase price. The Asset Purchase agreement stipulated that the $1M deposit would be maintained until July 19, 2024, at which date, if the contemplated transaction was not consummated, through no fault of the Seller, the escrow would be released to the Seller by the escrow agent. The escrow deposit of $1,000,000 was released to the Seller and recorded in Other Expense as a forfeited agreement cost in the three months ended June 30, 2024. As stated above, The Company and Seller continue to work towards a further amendment of the Asset Purchase Agreement. The closing of the Asset Purchase Agreement is contingent on obtaining further amendments and the necessary financing. There can be no assurance that the closing of the asset sale will occur.

Note 16. Subsequent Events

On January 29, 2025, the Company closed on an offering the (“2025 Offering”) and received gross proceeds of approximately $20.0 million, before deducting underwriting fees and other offering expenses payable by the Company. The net proceeds were approximately $18.2M, of which $4.2M was used to repay the outstanding Notes (see Note 7).

The 2025 Offering consisted of 14,285,714 units consisting of 9,029,814 Common Units with gross proceeds of $12.6M and 5,255,900 Pre-Funded Units with gross proceeds of $7.4M, with each unit consisting of one share of Common Stock. In addition, each unit includes; (i) one Series A Registered Common Warrant to purchase one share of Common Stock per warrant at an exercise price of $1.75 (“2025 Series A Warrant”) and (ii) one Series B Registered Common Warrant to purchase one share of Common Stock per warrant at an exercise price of $1.75 or pursuant to an alternative cashless exercise option (“2025 Series B Warrant”), collectively, the 2025 Warrants. The public offering price per Common Unit was $1.40 or $1.3999 for each Pre-Funded Unit, which is equal to the public offering price per Common Unit sold in the offering minus an exercise price of $0.0001 per Pre-Funded Warrant. The Pre-Funded Warrants are immediately exercisable and may be exercised at any time until exercised in full. Immediately after closing 4,980,900 of the Pre-funded units were exercised and the Company received $498 in proceeds. The 2025 Series A Warrants are exercisable immediately and expire 60 months after stockholder approval. The number of securities issuable under the 2025 Series A Warrants is subject to adjustment. The 2025 Series B Warrants are exercisable immediately and expire 30 months after stockholder approval. The number of securities issuable under the 2025 Series B Warrants is subject to adjustment.

The Company granted Aegis Capital Corp. (“Aegis”) an overallotment, being a 45-day option to purchase additional shares of Common Stock and/or Warrants of (i) up to 15.0% of the number of shares of Common Stock sold in the offering, (ii) up to 15.0% of the number of 2025 Series A Warrants sold in the offering and (iii) up to 15.0% of the number of 2025 Series B Warrants sold in the offering. The purchase price per additional share of Common Stock is equal to the public offering price of one Common Unit (less $0.00001 allocated to each full Warrant), less the underwriting discount. The purchase price per additional 2025 Warrant is $0.00001. On January 29, 2025, Aegis exercised its over-allotment option with respect to 2,142,857, 2025 Series A Warrants and 2,142,857, 2025 Series B Warrants and the Company received net proceeds of approximately $43.

The 2025 Offering was made pursuant to an effective registration statement on Form S-1 (No. 333-284237) previously filed with the U.S. Securities and Exchange Commission (SEC) and declared effective by the SEC on January 27, 2025.

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Note 17 – Segment Reporting

The accounting policies for the segment information are the same as described in Note 2- Summary of Significant Accounting Policies.

To date, the Company has not generated any product revenue. The Company expects to continue to incur expenses and operating losses for the foreseeable future as marketing and sales of its products commence.

The CODM assesses the performance of and decides how to allocate resources for the one segment based on Consolidated Net Loss. Further, EBITDA (earnings before interest, taxes, depreciation and amortization), which is not presented on the face of the Consolidated Statements of Operations, is used to assist with the measurement of segment performance and allocate resources. The CODM also uses Net Loss and EBITDA, to decide the level of investment in various operating activities and other capital allocation activities.

The measure of segment assets is reported on the Consolidated Balance Sheets as Consolidated Total assets.

The following table presents the Company’s segment results for the years ended:

	For the year ended December 31, 2024	For the year ended December 31, 2023
Revenue, net	$-	$-

Expenses
Research and development – Note A	318,892	483,390
General and administrative – Note B	6,764,513	8,200,584

Depreciation and amortization	773,904	882,176
Asset Impairment	1,770,000	560,000
Interest income (expense)	1,664,712	(138,118)
FMV (gain) adjustment on warrants	(3,016,936)	(169,583)
Other expense	1,009,891	-
Foreign currency and other	41,825	(52,689)
Segment and Consolidated Net loss Before Provision for Taxes	$(9,326,202)	$(9,871,638)
Deferred Tax Benefit	30,000	30,000
Segment and Consolidated Net Loss	(9,296,202)	(9,841,638)

	As of and For Year Ended December 31
Total Consolidated Assets	$7,313,748	$11,789,268
Capital Expenditures	$163,137	$698,277

Notes: (A)-net of depreciation and amortization and impairments and (B) -net of depreciation and amortization

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2024 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2024, were effective at the reasonable assurance level.

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

In the course of preparing this Report and the Consolidated Financial Statements included herein, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commissions (COSO) in the Internal Control-Integrated Framework (2013). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2024 our internal control over financial reporting was effective as of December 31, 2024. Management has reviewed its assessment with the Audit Committee.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table provides information regarding our executive officers and directors as of the date of this Form 10-K:

Name	Age	Position(s)
Executive Officers:
Robert M. Hayes	58	Chief Executive Officer and Director
Andrew R. Crescenzo	68	Chief Financial Officer

Non-Executive Directors
Soren Bo Christiansen, MD	69	Chairman
Paul K. Danner	67	Director
Timothy J. Ruemler	66	Director
Brenda Baird Simpson	67	Director
Jason Monroe	38	Director

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

Board Composition

Our board currently consists of six directors, Robert M. Hayes, Soren Bo Christiansen, Paul K. Danner, Timothy J. Ruemler, Brenda Baird Simpson and Jason L. Monroe. Mr. Ruemler, Mr. Danner, Ms. Simpson and Mr. Monroe are “independent directors” within the meaning of the Listing Rules of the Nasdaq Stock Market.

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

Item 11. Executive Compensation

The amounts below represent the compensation awarded to or earned by or paid to our named executive officers who had total compensation of at least $100,000 for the years ended December 31, 2024 and 2023.

Summary Compensation Table

Name and Principal Position	Calendar Year	Salary or Consulting $	Bonus $	Stock Awards $	Other Payments $	Option Awards (3) $	Total

Robert M. Hayes, CEO (1)	2024	$600,000	-	-	890	$23,790	$624,680
	2023	$416,666	100,000	-	-	$272,307	$788,973

Alan R. Blackman, Former COO and Co- Chairman of the Board terminated effective May 1, 2023	2023	$106,670	$-	-	-	$81,278	$187,948

Andrew R. Crescenzo, CFO (2)	2024	$225,000	-	-	11,040	$15,860	$251,900
	2023	$225,000	-	-	11,232	$20,629	$256,861

(1)	Mr. Hayes was appointed our chief executive officer on September 15, 2021. Other payments reflect life insurance reimbursed.
(2)	Other payments in 2024 and 2023 reflect reimbursement for medical insurance.
(3)	See Note 11 to the audited financial statements for assumptions used in valuation.

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

Compensation of Directors

The following table sets forth compensation we paid to our directors during the year ended December 31, 2024 (excluding compensation under the Summary Compensation table above).

	Fees Earned or Paid in Cash	Stock Awards	Option Awards	All Other Compensation	Total
Name	($)	($)	($)	($)	($)
Timothy J. Ruemler (1)	30,000	-	11,393	-	41,393
Paul K. Danner (1,4)	132,000	-	37,975	-	169,975
Dr Soren Bo. Christiansen (2)	48,000	-	15,190	-	63,190
Brenda Simpson (3)	24,000	-	11,393	-	35,393
Jason Monroe (3)	30,000	-	11,393	-	41,393

(1)	Appointed as Directors in September 2021
(2)	Served as CEO and Chairman of the Board through September 15, 2021. Effective September 16, 2021, served as Co-Chairman of the Board through May 1, 2024 and then appointed Chairman
(3)	Appointed as Directors in April 2022
(4)	Executive Director services performed

Outstanding Equity Awards at Fiscal Year-End

The following table discloses information regarding outstanding equity awards granted or accrued as of December 31, 2024, for our named executive officers.

	Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Vested	Number of Securities Underlying Unexercised Options (#) Unvested	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock (#) that Vested	Market value of Shares or Units of Stock (#) that have not Vested

Robert M. Hayes	7,006	7,812	30.14	1/25/2028	-	-
	2,266	775	26.62	5/2/2027	-	-
	4,329	651	154.00	9/9/2026	-	-

Andrew R. Crescenzo	545	592	30.14	1/25/2028	-	-
	549	133	26.62	5/2/2027	-	-
	325	-	154.00	9/30/2026	-	-
	640	-	154.00	9/30/2026	-	-
	686	-	96.36	10/1/2025	-	-

Equity Incentive Plan

On November 4, 2024 the Company’s Board of Directors initially adopted the 2024 Equity Incentive Plan (the “2024 Plan”), to provide for the issuance of up to 265,000 options and/or shares of restricted stock be available for issuance to officers, directors, employees and consultants. The 2024 Plan was approved by shareholders at the annual meeting on December 19, 2024.

On January 24, 2023, the Company’s Board of Directors initially adopted the 2023 Equity Incentive Plan (the “2023 Plan”), to provide for the issuance of up to 63,636 options and/or shares of restricted stock be available for issuance to officers, directors, employees and consultants. The 2023 Plan was subsequently updated to provide for the issuance of up to 159,090 options and/or shares of restricted stock. The 2023 Plan was approved by shareholders at the annual meeting.

During the year ended December 31, 2024, the Company granted five-year options (the “Options”) to purchase a total of 63,409 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) to its directors, executive officers, employees and consultants pursuant to the Company’s 2023 Equity Incentive Plan. The Options are exercisable at an average price of $6.27 per share which was based on the closing price on the respective grant dates.   During the year ended December 31, 2023, the Company granted five-year Options to purchase a total of:

During the year ended December 31, 2024, the Company granted five-year options (the “Options”) to purchase a total of:

a)

44,318 shares of the Company’s common stock, par value $.0001per share (the “Common Stock”) to its directors, executive officers, employees and consultants pursuant to the Company’s. 2022 and 2023 Equity Incentive Plans. The Options are exercisable at $30.14 per share which was the closing price on January 25, 2023.

b)

4,090 shares of the Company’s Common Stock in connection with an employment or consulting agreements at the exercise price, representing the closing price on the grant date ranging from $18,04  to $28.60, reverse effected.

All of the aforementioned references to options have been effected for the 1 for 22 reverse stock split in October 2024. I

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, as of March 27, 2025, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than ten (10%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group.

The table lists applicable percentage ownership based on 2 shares of common stock outstanding as of March 25, 2024. In addition, under the rules beneficial ownership include shares of our common stock issuable pursuant to the exercise of stock options and warrants that are either immediately exercisable or exercisable within 60 days of December 31, 2024. These shares are deemed to be outstanding and beneficially owned by the person holding those options or warrants for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

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

Name and address of beneficial owner	Number of shares of common stock beneficially owned	Percentage of common stock beneficially owned
Directors and Executive Officers:
Robert M. Hayes (1)	33,133	1.60%
Andrew R. Crescenzo (2)	6,478	*
Dr. Soren Bo Christiansen (3)	26,558	1.29%
Paul K. Danner (4)	17,208	*
Timothy J. Ruemler (5)	64,005	3.10%
Brenda Baird Simpson (6)	7,955	*
Jason Monroe (7)	8,084	*
All Directors and Officers as a Group	163,420	7.62%

*	Less than 1%.

(1)	Represents 23,774 shares underlying options.

(2)	Includes 5,773 shares underlying options.

(3)	Includes 19,416 shares underlying options.

(4)	Includes 17,208 shares underlying options.

(5)	Includes 15,747 shares underlying options.

(6)	Includes 7,955 shares underlying options.

(7)	Includes 7,955 shares underlying options.

A copy of the 2024 Plan was  filed as Exhibit 10.36. We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute

Item 13. Certain Relationships and Related Transactions, and Director Independence

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

As of December 31, 2024 and 2023, accounts payable and accrued liabilities include $99,500 and $32,974, respectively, payable to officers, and directors of the Company. The amounts are unsecured, non-interest bearing and are due on demand.

Policies and Procedures for Related Party Transactions

Our related party transactions policy provides that transactions with directors, officers and holders of five percent or more of our voting securities and their affiliates, each a related party must be approved by our audit committee. Pursuant to this policy, the audit committee has the primary responsibility for reviewing and approving or disapproving “related party transactions,” which are transactions between us and related persons in which the aggregate amount involved exceeds or may be expected to exceed the lesser of (i) $104,365 or (ii) one percent of the average of our total assets for the last two completed fiscal years, and in which a related person has or will have a direct or indirect material interest. For purposes of this policy, a related person will be defined as a director, executive officer, nominee for director, or greater than 5% beneficial owner of our common stock, in each case since the beginning of the most recently completed year, and their immediate family members.

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

Item 14. Principal Accounting Fees and Services

On December 22, 2023, the Company filed an 8K under Item 4.01 - Change in Registrant’s Certified Accountant which provided for:

1)	Resignation of Previous Independent Registered Accounting Firm

On December 22, 2023, Manning Elliott LLP (“Manning”) resigned as the Company’s independent registered public accounting firm, effective as of that date. In its letter to the Audit Committee of the Company’s board of directors, Manning advised that the current and anticipated operations of the Company did not meet its internal risk tolerance metrics. During the years ended December 31, 2022 and the subsequent interim period through December 22, 2023, Manning noted their were no “disagreements” (as such term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304).

2)	Appointment of New Independent Registered Public Accounting Firm

a) On December 20, 2023, the Company’s Audit Committee approved the engagement of PKF O’Connor Davies (“PKF”) as the Company’s new independent registered public accounting firm for the fiscal year ending December 31, 2023. Through the subsequent interim period as of December 20, 2023, neither the Company, nor any party on behalf of the Company, consulted with PKF regarding either (a) the application of accounting principles to a specified transaction, either completed or proposed, or the audit opinion that might be rendered regarding the Company’s consolidated financial statements, and no written report or oral advice was provided to the Company.

Fees for services performed by PKF during the years ended  December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Audit fees	$180,000	$115,240
Audit related fees	25,650
Total	$206,650	$11,240

Fees for services performed by Manning during the years ended December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Audit fees	$-	$52,500
Audit related fees	16,100	26,250
Total	$16,100	$78,750

Audit Fees are fees paid by the Company to PKF in 2024 or Manning in 2023 for professional services for the audit of the Company’s financial statements included in the Form 10-K and review of financial statements included in the Form 10-Qs, and for services that are normally provided by the accountants in connection with regulatory filings or engagements. Audit Related Fees were paid by the Company to Manning in 2024 for assurance and related services that are reasonably related to the performance of services relating to registration statements. These services include the accountant providing a consent letter related to the Company’s report filing.

PART IV

Item 15. Exhibits, Financial Statement Schedules

a) Financial Statements

1)	Financial statements for our Company are listed in the index under Item 8 of this document.

2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

b) Exhibits

Exhibit Number	Description
1.1	Form of Underwriting Agreement (incorporated by reference to Exhibit 1.1 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)
3.1	Articles of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)
3.2	Certificate of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)
3.3	Certificate of Amendment to Designation, filed on December 28, 2022 (incorporated by reference to 8-K filed on December 28, 2022)
3.4	Bylaws of Registrant (incorporated by reference to Exhibit 3.3 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)
3.5	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of the Registrants Registration Statement on Form S-1; No. 333-284237, originally filed with the Securities and Exchange Commission on January 22, 2025)
10.1	Asset/Share Purchase Agreement, dated June 10, 2020, among the Company, Safegard Medical (Hungary) Ktf, Numan Holding Ltd, Cortrus Services SA and Latitude Investments Limited (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)
10.2	Amendment No. 1 to Asset/Share Purchase Agreement, dated June 24, 2020 (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)
10.3	Amendment No. 2 to Asset/Share Purchase Agreement, dated August 27, 2020 (incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)
10.4	Amendment No. 3 to Asset/Share Purchase Agreement, dated October 28, 2020 (incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)
10.5	Amendment No. 4 to Asset/Share Purchase Agreement, dated July 19, 2021 (incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)
10.6	Amendment No. 5 to Asset/Share Purchase Agreement, dated February 28, 2022 (incorporated by reference to Exhibit 10.6 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)
10.7	Letter, dated September 23, 2021, from Numan Holding Ltd (incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)
10.8	Employment Agreement, dated September 9, 2021, between the Company and Robert Hayes (incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)
10.9	Consulting Agreement between the Company and Alan Blackman (incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)

Exhibit Number	Description
10.10	Amended Consulting Agreement, dated May 28, 2019, between the Company and Barry Berler (incorporated by reference to Exhibit 10.10 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)
10.11	Royalty Agreement, dated July 11, 2017, between Alan Blackman and Barry Berler (incorporated by reference to Exhibit 10.11 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)
10.12	Amendment to Royalty Agreement, dated September 4, 2018 (incorporated by reference to Exhibit 10.12 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)
10.13	Consulting Agreement, dated January 1, 2021, between the Company and Berry Berler (incorporated by reference to Exhibit 10.13 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)
10.14	Note Purchase Agreement, dated December 14, 2021, among the Company and the purchasers named therein (incorporated by reference to Exhibit 10.14 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)
10.15	Form of Note (incorporated by reference to Exhibit 10.15 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)
10.16	Security Agreement among the Company and the secured parties named therein (incorporated by reference to Exhibit 10.16 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)
10.17	Consent to be named as a director nominee of Jason Monroe (incorporated by reference to Exhibit 10.17 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)
10.18	Consent to be named as a director nominee of Brenda Baird Simpson (incorporated by reference to Exhibit 10.18 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)
10.19	Form of Warrant for this offering (incorporated by reference to Exhibit 10.19 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)
10.20	Form of Pre-Funded Warrant for this offering (incorporated by reference to Exhibit 10.20 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)
10.21	Form of Warrant Agent Agreement (Pre-Funded Warrants) (incorporated by reference to Exhibit 10.21 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)
10.22	2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.22 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)
10.23	Plan and Agreement of Merger, dated March 22, 2022, between Sharps Technology, Inc., a Wyoming corporation, and Sharps Technology, Inc., a Nevada corporation (incorporated by reference to Exhibit 10.23 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)
10.24	Form of Warrant Agent Agreement (Warrants) (incorporated by reference to Exhibit 10.24 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)
10.25	Form of Representative’s Warrant (incorporated by reference to Exhibit 10.25 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)
10.26	2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.36 of the Registrant’s Registration Statement on Form S-1; 333-284237, originally filed on January 22, 2025)
23.1	Consent of PKF O’Connor Davies LLP

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Securities Exchange Act, as amended, and 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Definition Link

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.
+	Indicates management contract or compensatory plan.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of March 2025.

SHARPS TECHNOLOGY, INC.

By:	/s/ Robert M. Hayes
Robert M. Hayes
Chief Executive Officer and Director

Signature	Title	Date

/s/ Robert M. Hayes	Chief Executive Officer and Director	March 27, 2025
Robert M. Hayes	(Principal Executive Officer)

/s/ Andrew R. Crescenzo	Chief Financial Officer	March 27, 2025
Andrew R. Crescenzo	(Principal Financial and Accounting Officer)

/s/ Dr. Soren Bo Christiansen*	Chairman	March 27, 2025
Dr Soren Bo Christiansen

/s/ Paul K. Danner*	Director	March 27, 2025
Paul K. Danner

/s/ Timothy J. Ruemler*	Director	March 27, 2025
Timothy J. Ruemler

/s/ Brenda Baird Simpson*	Director	March 27, 2025
Brenda Baird Simpson

/s/ Jason L. Monroe*	Director	March 27, 2025
Jason L. Monroe

* By:	/s/ Robert M. Hayes
Attorney-in-fact

