Form 10-K/A
period 2024-12-31
Sharps Technology Inc.
filed 2025-04-15
CIK 1737995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

Sharps Technology, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to its annual report on Form 10-K for the fiscal year ended December 31, 2024, which was originally filed with the Securities and Exchange Commission on March 27, 2024 (the “Original 10-K”).

The purpose of this Amendment No. 1 is to include the Company’s Compensation Recovery Policy annexed as Exhibit 99.1 attached hereto. Except as otherwise expressly noted herein, this Amendment does not amend or otherwise update any other information in our Original 10-K. Accordingly, this Amendment should be read in conjunction with our Original 10-K.

2

PART IV

Item 15. Exhibits, Financial Statement Schedules

a) Financial Statements

1)	Financial statements for our Company are listed in the index under Item 8 of this document.

2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

b) Exhibits

Exhibit Number	Description
1.1	Form of Underwriting Agreement (incorporated by reference to Exhibit 1.1 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)
3.1	Articles of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)
3.2	Certificate of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)
3.3	Certificate of Amendment to Designation, filed on December 28, 2022 (incorporated by reference to 8-K filed on December 28, 2022)
3.4	Bylaws of Registrant (incorporated by reference to Exhibit 3.3 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)
3.5	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of the Registrants Registration Statement on Form S-1; No. 333-284237, originally filed with the Securities and Exchange Commission on January 22, 2025)
10.1	Asset/Share Purchase Agreement, dated June 10, 2020, among the Company, Safegard Medical (Hungary) Ktf, Numan Holding Ltd, Cortrus Services SA and Latitude Investments Limited (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)
10.2	Amendment No. 1 to Asset/Share Purchase Agreement, dated June 24, 2020 (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)
10.3	Amendment No. 2 to Asset/Share Purchase Agreement, dated August 27, 2020 (incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)
10.4	Amendment No. 3 to Asset/Share Purchase Agreement, dated October 28, 2020 (incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)
10.5	Amendment No. 4 to Asset/Share Purchase Agreement, dated July 19, 2021 (incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)
10.6	Amendment No. 5 to Asset/Share Purchase Agreement, dated February 28, 2022 (incorporated by reference to Exhibit 10.6 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)
10.7	Letter, dated September 23, 2021, from Numan Holding Ltd (incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)
10.8	Employment Agreement, dated September 9, 2021, between the Company and Robert Hayes (incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)
10.9	Consulting Agreement between the Company and Alan Blackman (incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)

Exhibit Number	Description
10.10	Amended Consulting Agreement, dated May 28, 2019, between the Company and Barry Berler (incorporated by reference to Exhibit 10.10 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)
10.11	Royalty Agreement, dated July 11, 2017, between Alan Blackman and Barry Berler (incorporated by reference to Exhibit 10.11 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)
10.12	Amendment to Royalty Agreement, dated September 4, 2018 (incorporated by reference to Exhibit 10.12 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)
10.13	Consulting Agreement, dated January 1, 2021, between the Company and Berry Berler (incorporated by reference to Exhibit 10.13 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)
10.14	Note Purchase Agreement, dated December 14, 2021, among the Company and the purchasers named therein (incorporated by reference to Exhibit 10.14 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)
10.15	Form of Note (incorporated by reference to Exhibit 10.15 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)
10.16	Security Agreement among the Company and the secured parties named therein (incorporated by reference to Exhibit 10.16 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)
10.17	Consent to be named as a director nominee of Jason Monroe (incorporated by reference to Exhibit 10.17 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)
10.18	Consent to be named as a director nominee of Brenda Baird Simpson (incorporated by reference to Exhibit 10.18 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)
10.19	Form of Warrant for this offering (incorporated by reference to Exhibit 10.19 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)
10.20	Form of Pre-Funded Warrant for this offering (incorporated by reference to Exhibit 10.20 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)
10.21	Form of Warrant Agent Agreement (Pre-Funded Warrants) (incorporated by reference to Exhibit 10.21 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)
10.22	2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.22 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)
10.23	Plan and Agreement of Merger, dated March 22, 2022, between Sharps Technology, Inc., a Wyoming corporation, and Sharps Technology, Inc., a Nevada corporation (incorporated by reference to Exhibit 10.23 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)
10.24	Form of Warrant Agent Agreement (Warrants) (incorporated by reference to Exhibit 10.24 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)
10.25	Form of Representative’s Warrant (incorporated by reference to Exhibit 10.25 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)
10.26	2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.36 of the Registrant’s Registration Statement on Form S-1; 333-284237, originally filed on January 22, 2025)
23.1*	Consent of PKF O’Connor Davies LLP

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Securities Exchange Act, as amended, and 18 U.S.C. Section 1350.
99.1*	Compensation Recovery Policy

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Definition Link

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.
+	Indicates management contract or compensatory plan.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of April 2025.

SHARPS TECHNOLOGY, INC.

By:	/s/ Robert M. Hayes
Robert M. Hayes
Chief Executive Officer and Director

Signature	Title	Date

/s/ Robert M. Hayes	Chief Executive Officer and Director	April 15, 2025
Robert M. Hayes	(Principal Executive Officer)

/s/ Andrew R. Crescenzo	Chief Financial Officer	April 15, 2025
Andrew R. Crescenzo	(Principal Financial and Accounting Officer)

/s/ Dr. Soren Bo Christiansen*	Chairman	April 15, 2025
Dr Soren Bo Christiansen

/s/ Paul K. Danner*	Director	April 15, 2025
Paul K. Danner

/s/ Timothy J. Ruemler*	Director	April 15, 2025
Timothy J. Ruemler

/s/ Brenda Baird Simpson*	Director	April 15, 2025
Brenda Baird Simpson

/s/ Jason L. Monroe*	Director	April 15, 2025
Jason L. Monroe

* By:	/s/ Robert M. Hayes
Attorney-in-fact

