Form 10-Q
period 2025-03-31
Sharps Technology Inc.
filed 2025-05-15
CIK 1737995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 15, 2025, 1,019,078 shares of the registrant’s common stock, par value $.0001 per share, were issued and outstanding.

2

Item 1. Financial Statements:

SHARPS TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(Unaudited)	(Audited)
Assets:
Current Assets
Cash	$11,894,937	$864,041
Tax Receivable - VAT	160,194	102,493
Escrow Deposit (Note 7)	-	250,000
Prepaid expenses and other current assets	134,861	89,735
Inventories, Net (Note 3)	2,056,998	1,867,671
Current Assets	14,246,990	3,173,940

Fixed Assets, net of accumulated depreciation (Notes 4 and 5)	4,182,159	4,035,110
Other Assets (Notes 5 and 6)	486,947	104,698
TOTAL ASSETS	$18,916,096	$7,313,748

Liabilities:
Current Liabilities
Accounts payable	$649,525	$976,548
Accrued expenses and other	217,585	346,536
Notes Payable, net of discount (Note 7)	-	3,763,622
Warrant liability (Notes 8 and 10)	7,781,658	98,913
Total Current Liabilities	8,648,768	5,185,619

Deferred Tax Liability (Note 12)	132,000	132,000
Total Liabilities	8,780,768	5,317,619

Commitments and Contingencies (Note 15)

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding (2024: 0)	-	-
Common stock, $0.0001 par value; 1,666,667 shares authorized; 485,841 shares issued and outstanding in (2024: 6,827)	48	1

Additional paid-in capital	42,335,786	36,418,041
Accumulated other comprehensive income	315,866	23,293
Accumulated deficit	(32,516,372)	(34,445,206)
Total Stockholders’ Equity	10,135,328	1,996,129
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,916,096	$7,313,748

The accompanying notes are an integral part of these financial statements.

SHARPS TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31

(UNAUDITED)

	2025	2024

Revenue, net	$-	$-

Operating expenses:
Research and development	(82,016)	(197,439)
General and administrative	(1,939,753)	(1,646,613)
Total operating expenses	(2,021,769)	(1,844,052)
Loss from operations	(2,021,769)	(1,844,052)

Other income (expense)
Interest income (expense)	(626,991)	19,023
FMV adjustment on warrants	4,618,889	850,057
Foreign currency and other	(41,295)	(7,414)
Net Income (loss) Before Provision for Taxes	$1,928,834	$(982,386)
Deferred Tax Benefit	-	-
Net Income (Loss)	1,928,834	(982,386)
Net income (loss) per share, basic and diluted	$38.62	$(347.50)
Weighted average shares used to compute net income (loss) per share, basic and diluted	49,938	2,827

The accompanying notes are an integral part of these financial statements.

F-2

SHARPS TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31

(UNAUDITED)

	2025	2024
Net Income (Loss)	$1,928,834	$(982,386)

Other comprehensive income:

Foreign currency translation adjustments	292,573	(218,053)

Comprehensive Income (loss)	$2,221,407	$(1,200,439)

The accompanying notes are an integral part of these financial statements.

SHARPS TECHNOLOGY, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2024

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity

Balance -December 31, 2023	1	$-	2,314	$-	$32,491,478	$591,812	$(25,149,004)	$7,934,286

Net loss for the three months ended March 31, 2024	-	-	-	-	-	-	(982,386)	(982,386)

Share-based compensation charges	-	-	-	-	126,387	-	-	126,387

Exercise of Pre-Funded Warrants	-	-	60		396	-	-	396

Foreign Currency Translation	-	-	-	-	-	(218,053)	-	(218,053)

Balance - March 31, 2024	1	$-	2,374	$-	$32,618,261	$373,759	$(26,131,390)	$6,860,630

SHARPS TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2025

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance – December 31, 2024	-	$-	6,827	$1	$36,418,041	$23,293	$(34,445,206)	$1,996,129

Net income for the three months ended March 31, 2025	-		-	-	-	-	1,928,834	1,928,834

Share-based compensation charges	-	-	-	-	44,383	-	-	44,383
Equity Offering - January 2025 – see Note 8	-	-	47,619	4	5,873,405	-	-	5,873,409
Warrant Exercise – Series B Cashless – see Note 8		-	431,395	43	(43)	-	-	-
Foreign currency translation	-	-	-	-	-	292,573		292,573

Balance – March 31, 2025	-	$-	485,841	$48	$42,335,786	$315,866	$(32,516,372)	$10,135,328

The accompanying notes are an integral part of these financial statements.

SHARPS TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31

(UNAUDITED)

	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,928,834	$(982,386)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	130,921	195,411
Stock-based compensation	44,383	126,387
Accretion of debt discount	708,390	-
FMV adjustment for warrants	(4,618,889)	(850,057)
Foreign exchange loss	(41,295)	(7,414)
Changes in operating assets:
Prepaid expenses and other current assets	(65,811)	(91,158)
Inventory	(91,000)	(202,446)
Accounts payable and accrued liabilities	(446,097)	(77,652)
Net cash used in operating activities	(2,450,564)	(1,889,315)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(90,405)	(2,852)
Other Assets	(383,253)	-
Net cash used in investing activities	(473,658)	(2,852)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from offerings and warrant exercises	18,175,043	-
Repayment of Debt	(4,222,012)	-
Exercise of Pre-Funded warrants	-	396
Net cash provided by financing activities	13,953,031	396

Effect of exchange rate changes on cash	2,087	44,776

NET INCREASE (DECREASE) IN CASH	11,030,896	(1,846,995)
CASH — BEGINNING OF PERIOD	864,041	3,012,908
CASH — END OF PERIOD	$11,894,937	$1,165,913

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Interest (OID) paid, attributed to Note (see Note 7)	$875,000	-
Cash paid for taxes	-	-

The accompanying notes are an integral part of these financial statements.

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

Note 1. Description of Business

Nature of Business

Sharps Technology, Inc. (“Sharps” or the “Company”) is a pre-revenue medical device and pharmaceutical packaging company that has acquired and designed and patented various safety syringes and is seeking commercialization by manufacturing and distribution of its products.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not generated revenue or cash flow from operations since inception. As of March 31, 2025, the Company used cash in operations of $2,450,564 and has cash of $11,894,937 which may not be sufficient to fund the Company’s planned operations for the next twelve months. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to raise sufficient financing to acquire or commercialize its products into a profitable business. The Company intends to finance its future development and commercialization activities and its working capital needs largely from the sale of equity securities and/or with additional funding from other traditional financing sources until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of derivative liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. As of March 31, 2025, the most significant estimates relate to derivative liabilities and stock-based compensation.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are maintained with various financial institutions. At March 31, 2025 and December 31, 2024, the Company had no cash equivalents.

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

Note 2. Summary of Significant Accounting Policies (continued)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, which is placed with high-credit-quality financial institutions and at times exceeds federally insured limits. To date, the Company has not experienced any losses on its deposits of cash.

Inventories

The Company values inventory at the lower of cost (average cost) or net realizable value. Work-in-process and finished goods inventories consist of material, labor, and manufacturing overhead. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. A reserve is established for any excess or obsolete inventories or they may be written off. At March 31, 2025 and December 31, 2024, inventory is comprised of raw materials, components and finished goods.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

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

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

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

At their issuance date and as of March 31, 2025, certain warrants (see Notes 8 and 10) are accounted for as liabilities as these instruments did not meet all of the requirements for equity classification under ASC 815-40 based on the terms of the aforementioned warrants. The resulting warrant liabilities are re-measured at each balance sheet date until their exercise or expiration, and any change in fair value is recognized in the Company’s consolidated statements of operations.

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

Comprehensive income (loss)

Comprehensive income (loss) consists of the Company’s consolidated net income (loss) and foreign currency translation adjustments related to its subsidiary. Foreign currency translation adjustments included in comprehensive loss were not tax effected as the Company has a full valuation allowance at March 31, 2025 and December 31, 2024. Accumulated other comprehensive income (loss) is a separate component of stockholders’ equity and consists of the cumulative foreign currency translation adjustments.

Basic and Diluted Loss Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the consolidated statements of operations. Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average  number of shares outstanding (denominator) during the period. Basic EPS in March 2024 included 407 pre-funded warrants (reverse effected) (see Note 8). Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of March 31, 2025, there were 515,437 stock options and warrants that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented.

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

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

Recent Accounting Pronouncements

On August 5, 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. ASU 2020-06 simplifies the guidance in U.S. GAAP on the issuer’s accounting for convertible debt instruments, requires entities to provide expanded disclosures about “the terms and features of convertible instruments” and how the instruments have been reported in the entity’s financial statements. It also removes from ASC 815-40-25-10 certain conditions for equity classification and amends certain guidance in ASC 260, Earnings per Share, on the computation of EPS for convertible instruments and contracts on an entity’s own equity. An entity can use either a full or modified retrospective approach to adopt the ASU’s guidance. The ASU’s amendments are effective for smaller public business entities fiscal years beginning after December 15, 2023. The Company does not expect the adoption of this amended guidance to have a material impact on the Company’s consolidated financial statements when applicable.

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

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

Note 3. Inventories

Inventories, net consisted of the following at March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Raw materials	$390,489	$326,068
Work in process	77,154	81,075
Finished goods	1,589,355	1,460,528
Total	$2,056,998	$1,867,671

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

Note 4. Fixed Assets

Fixed asset, net, as of March 31, 2025 and December 31, 2024, are summarized as follows:

	March 31, 2025	December 31, 2024

Land	$243,335	$227,575
Building	2,836,386	2,665,117
Machinery and Equipment	2,275,297	2,143,895
Computer Systems and Website & Other	290,661	290,661
Total Fixed Assets	5,645,679	5,327,248
Less: accumulated depreciation	(1,463,520)	(1,292,138)
Fixed asset, net	$4,182,159	$4,035,110

Depreciation expense of fixed assets for the three months ended March 31, 2025 and 2024 was $127,594 and $190,121, respectively. Substantially, all of the Company’s fixed assets are located at the Company’s Hungary location. During the quarter ended March 31, 2025, the Company fully adjusted the value of the machinery and equipment impaired at December 31, 2024 resulting in a decrease in both the gross cost basis and accumulated depreciation by $823,617.

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

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

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

Note 6. Other Assets

Other assets as of March 31, 2025 and December 31, 2024 are summarized as follows:

	March 31,	December 31,
	2025	2024

Intangibles, net	$31,500	$32,503
Other	455,447	72,195
Total Other assets	$486,947	$104,698

Intangibles are related to the Asset Acquisition (see Note 5) and consist of an acquired workforce and permits. Amortization for the three months ended March 31, 2025 and 2024 was $3,327 and $5,290, respectively. The remaining life of the unamortized intangibles is approximately 1.5 years. Other assets increased $383,252 primarily due to deposits on machinery, molds and other capital assets (see Note 15).

Note 7. Debt Financing

On September 20, 2024, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) and a Senior Secured Note (the “Note”) for an aggregate principal amount of $4,375,000, including OID interest of $875,000 maturing on January 31, 2025, with certain purchasers (the “Purchasers”), and the issuance of approximately 864 (pre reverse - 259,091 ) unregistered shares of the Company’s Common Stock. The aggregate gross proceeds to the Company were approximately $3.5 million, before deducting fees to the placement agent and other offering expenses payable by the Company of $514,700 and an escrow deposit of $250,000 required until certain security liens were filed. The Note and the common stock were recorded at the relative fair values of $2.6M and $852,000, respectively, in accordance with ASC 470-20-25-2. The aforementioned expenses were allocated based on the aforementioned fair values as a reduction to the carrying amount of the debt and a reduction of the equity in accordance with ASC 505-10. For the three months ended March 31, 2025, the Company recorded accreted interest and fees of $708,390 In connection with the Securities Purchase Agreement and Note, the Company entered into a Registration Rights Agreement with the Purchasers (the “Registration Rights Agreement”), requiring the Company to file a resale registration statement (the “Registration Statement”) with the U.S. Securities and Exchange Commission (the “Commission”) to register the unregistered shares of Common Stock. within forty-five (45) calendar days following the filing date, which is thirty (30) days after the closing date. The Company filed the required resale registration statement on October 23, 2024. The Note was repaid upon maturity (See Note 8).

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

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

On October 7, 2024, at a special meeting of shareholders, the shareholders approved a proposal to authorize Sharps’ Board of Directors in its sole and absolute discretion, to file a certificate of amendment (the “Amendment”) to Sharps’ amended and restated certificate of incorporation to effect the reverse split at a ratio to be determined by the Board, not to exceed a 1-for-22 reverse split. A 1 for 22 reverse split was approved by the Board and was effective October 15, 2024. All share amounts, share prices and earnings per share had been adjusted to reflect the approved reverse stock split.

On April 23, 2025, under the Nevada Revised Statutes, the Board approved an Amendment to the Company’s Certificate of Incorporation with the State of Nevada to reduce the authorized shares from 500,000,000 to 1,666,667. The reduction in authorized shares, which was effective April 27, 2025, also effectuated a reverse stock split of the outstanding common shares at a ratio of one for three hundred (1-for-300). All share amounts, share prices and earnings per share have been adjusted in the accompanying condensed consolidated financial statement and footnotes.

Common Stock

On January 29, 2025, the Company closed on an offering (the “2025 Offering”) and received gross proceeds of approximately $20.0 million, before deducting underwriting fees and other offering expenses payable by the Company. The net proceeds were approximately $18.2M, of which $4.2M was used to repay the outstanding Notes (see Note 7).

The 2025 Offering consisted of 47,619 (pre reverse – 14,285,714) units consisting of 30,089 (pre reverse – 9,029,814) Common Units with gross proceeds of $12.6M and 17,520 (pre reverse – 5,255,900) Pre-Funded Units with gross proceeds of $7.4M. The public offering price per Common Unit was $420 (pre reverse $1.40) or $419.97 (pre reverse $1.3999) for each Pre-Funded Unit, which is equal to the public offering price per Common Unit sold in the offering minus an exercise price of $0.0001 per Pre-Funded Warrant. Each Common Unit consisted of one share of Common Stock and each Pre-Funded Unit consisted of one pre-funded warrant to purchase one share of Common Stock. In addition, each Common Unit and Pre-Funded Unit included: (i) one Series A Registered Common Warrant to purchase one share of Common Stock per warrant at an exercise price of $87.60 (pre reverse - $1.75 and after floor price adjustment upon stockholder approval to $0.292), (“2025 Series A Warrant”) and (ii) one Series B Registered Common Warrant to purchase one share of Common Stock per warrant at an exercise price of $87.60 (pre reverse - $1.75 and after floor price adjustment upon stockholder approval to $0.292) (“2025 Series B Warrant”), collectively, the “2025 Warrants”. The 2025 Series B Warrant provides the holders with an alternative cashless exercise option, which if elected, each holder will receive three shares of Common Stock for each 2025 Series B Warrant cashless exercised. The 2025 Warrants provided for an adjustment of the original exercise price of $525 (pre reverse - $1.75) per warrant, down to an amount no less than a floor price of $87.60 ( pre reverse - $0.292) per warrant upon stockholder approval. On March 28, 2025, the stockholders approved a reset and the exercise price of the 2025 Warrants was reduced to $87.60 (pre reverse - $0.292) per warrant and the number of warrants was increased so that the aggregate exercise price payable remains the same as the Offering date.

The Pre-Funded Warrants are immediately exercisable and may be exercised at any time until exercised in full. Immediately after closing 16,603 (pre reverse – 4,980,900) of the Pre-Funded units were exercised and the Company received $498 in proceeds. The underwriter, under an over- allotment option, purchased 7,143 (pre reverse- 2,142,857) 2025 Series A Warrants and 7,143 (pre reverse- 2,142,857) 2025 Series B Warrants for $0.0001 per Warrant.

The 2025 Offering was made pursuant to an effective registration statement on Form S-1 (No. 333-284237) previously filed with the U.S. Securities and Exchange Commission (SEC) and declared effective by the SEC on January 27, 2025.

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

The 2025 Series A Warrants are exercisable immediately and expire 60 months after stockholder approval. The 2025 Series B Warrants are exercisable immediately and expire 30 months after stockholder approval. The exercise price of the 2025 Series A and B Warrants, were adjusted down to $87.60 (pre reverse - $0.292) after Shareholder approval (see Note 10).

On December 5, 2024, the Company, entered into subscription agreements with certain institutional investors, pursuant to which the Company agreed to issue and sell to the investors 828 (pre reverse – 248,430) shares (the “Shares”) of Common Stock, par value $0.0001 per share of the Company at a price of $585 per share (pre reverse -$1.95) for gross proceeds to the Company of $484,438 before deducting placement agent fees and commissions of $84,671 with net proceeds, after reflecting par value, have been recorded in Additional Paid in Capital of $399,793. The Shares issued in the offering were offered at-the-market under Nasdaq rules and pursuant to the Company’s Form 1-A (the “Offering Statement”), initially filed by the Company with the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933 (the “Securities Act”), as most recently amended on November 18, 2024, and qualified on December 3, 2024.

On September 23, 2024, as noted in Note 7, in connection with the Securities Purchase Agreement and Note, the Company issued 864 (pre-reverses – 259,091) shares of unregistered common stock. The shares were subsequently registered by the Company with the Security and Exchange Commission.

On May 31 and June 13, 2024, the Company entered into subscription agreements with certain institutional investors, pursuant to which the Company agreed to issue and sell to the investors 636 (pre reverse - 190,773) shares (the “Shares”) of Common Stock, par value $0.0001 per share of the Company at a price of $2,589 (pre reverse -$8.63) and received gross proceeds to the Company of $1.6M, before expenses to the placement agent and other offering expenses of $298,000 with net proceeds, after reflecting par value, have been recorded in Additional Paid in Capital of $1,296,903. The shares issued in the offering were offered at-the-market under Nasdaq rules and pursuant to the Company’s Form 1-A (the “Offering Statement”), initially filed by the Company with the Securities and Exchange Commission under the Securities Act of 1933, as amended on May 21, 2024, and qualified on May 30, 2024.

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

Note 8. Stockholders’ Equity (continued)

On May 30, 2024, the Company offered warrant inducements (the “Inducement Agreement”) to certain warrant holders (the “Warrant Holders”) which references the warrants registered for sale under both the registration statements on Form S-1 (file No. 333-263715) and/or the registration statement on Form S-1 (File No. 333-275011) (collectively, the “Registration Statements”) for up to a total of 1,666 (pre reverses - 499,932) warrants to purchase shares of the Company’s common stock, par value $0.0001 per share. Pursuant to the anti-dilution terms in the Inducement Agreement, the exercise price of the existing warrants was reduced from $4,224 (pre reverses -$14.08) per share to $2,178 (pre reverses -$7.26) per share. In addition, for each warrant that was exercised, as a result of the Inducement Agreement, the Company agreed to issue the Warrant Holders unregistered warrants with an exercise price of $2,970 (pre reverse - $9.90) per share (“Inducement Warrants”). In the aggregate, 869 (pre reverses -260,799) warrants were exercised as a result of the Inducement Agreement and accordingly, 869 shares were issued. The Company received gross proceeds of $1.9M before expenses to the placement agent and other expenses of $285,000. The net proceeds, after reflecting par value, has been recorded in Additional Paid in Capital of $978,955 and with respect to the Inducement Warrants, a liability under ASC 815 was recorded in the amount of $693,064.

On September 29, 2023, the Company completed two simultaneous offerings and received aggregate gross proceeds of approximately $5.6 million, before expenses to the placement agent and other offering expenses of $716,000.

a.	The first offering, the securities purchase agreement offering (the “Shelf Offering”) with institutional investors and the Company resulted in the Company receiving net proceeds from the Shelf Offering and the sale of pre-funded warrants of approximately $2.5 million, includes the value of the pre-funded warrants recorded in APIC, net of $362,000 in fees relating to the placement agent and other offering expenses. The Shelf Offering was priced at the market under Nasdaq rules.

b.	The second offering, the securities purchase agreement offering (“Private Placement”) with institutional investors and the Company received net proceeds from the Private Placement of approximately $2.4 million, net of $354,000 in fees relating to the placement agent and other offering expense. In connection with the Private Placement, the Company issued: (i) 391 (pre reverse – 117,340) PIPE Shares (or PIPE Pre-Funded Warrants in lieu thereof) and (ii) PIPE Warrants (non-trading) to purchase 1326 (pre reverse -397,727) shares of our common stock, at a combined purchase price of $7,089 (pre reverse -$23.63) per unit or $7,082 (pre reverse - $23,606) per pre-funded unit. The PIPE Warrants had a term of five and one-half (5.5) years from the issuance date and were exercisable for one share of common stock at an exercise price, after effect of the April 2025 and October 2024 reverse split, of $4,224 adjusted to $2,178 at May 30, 2024, based on anti-dilution terms in the warrants. See Note 8€ Warrants below for further adjustment. The net proceeds, after reflecting par value, has been recorded in Additional Paid in Capital of $1.6 million and with respect to the PIPE Warrants recorded as a liability under ASC 815 of $985,204. On October 16, 2023, the Company filed an S-1 (Resale) Registration Statement in connection with the Private Placement and on October 26, 2023 the S-1 went effective The PIPE Warrants were fully exercised in 2024 (See Note 10).

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

Note 8. Stockholders’ Equity (continued)

On February 3, 2023, the Company completed a securities purchase agreement (“Offering”) with institutional investors and received net proceeds from the Offering of approximately $3.2 million, net of $600,000 in fees relating to the placement agent and other offering expenses. The Offering was priced at the market under Nasdaq rules. In connection with the Offering, the Company issued 341 (pre reverse - 102,206) units at a purchase price of $11,154 (pre reverse - $37.18) per unit. Each unit consisted of one share of common stock and one non-tradable warrant (“Offering Warrants”) exercisable for one share of common stock at a price, after effect of the reverse splits in April 2025 and October 2024, of $10,296, adjusted to $4,224 at September 29, 2023 and to $2,178 at May 30, 2024, based on anti-dilution terms in the warrants and a term of five years. See Note 8(f) for further adjustment. The Offering Warrants have a term of five years from the issuance date. On February 13, 2023, the Company filed an S-1 (Resale) Registration Statement in connection with the Offering and on April 14, 2023, an Amendment to the S-1 was filed and went effective (See Note 10).

On April 13, 2022, the Company’s initial public offering (“IPO”) was declared effective by the SEC pursuant to which the Company issued and sold an aggregate of 568 ( pre reverses -170,454) units (“Units”), each consisting of one share of common stock and two warrants, to purchase one share of common stock for each whole warrant, with an initial exercise price of $28,050 (pre reverse -$93.50) per share, adjusted to and with the effect of reverse splits in April 2025 and October 2024, $10,296 at February 3, 2023 and to $4,224 at September 29, 2023 and to $2,178 at May 30, 2024, based on anti-dilution terms in the warrants, and a term of five years. In addition, the Company granted Aegis Capital Corp., as underwriter a 45-day over-allotment option to purchase up to 15% of the number of shares included in the units sold in the offering, and/or additional warrants equal to 15% of the number of Warrants included in the units sold in the offering, in each case solely to cover over-allotments, which the Aegis Capital Corp. partially exercised with respect to 170 (pre reverse -51,136) warrants on April 19, 2022.

The Company’s common stock and warrants began trading on the Nasdaq Capital Market or Nasdaq on April 14, 2022. The net proceeds from the IPO, prior to payments of certain listing and professional fees were approximately $14.2 million. The net proceeds, after reflecting par value, has been recorded in Additional Paid in Capital of $9.0 million and with respect to the Warrants as a liability under ASC 815 of $5.2M (See Note 10).

Warrants

a)	The Company allocated the proceeds of the January 2025 Offering based on the fair values for the Series A, Series B warrants and Prefunded Warrants. The Company determined the fair value of the Series A and Series B warrants at the Offering date using the Monte Carlo pricing model and treated the valuation as a liability in consideration of the variable number of the issuer’s equity shares in the warrant agreements. The fair value of the Prefunded warrants, also recorded as liability, was based on market price of the common shares. The aggregate fair value at the Offering date was $110.0M and the excess of the fair value over the Offering proceeds of $18.2M, in accordance with ASC 480 “Distinguishing Liabilities from Equity, was recorded as a FMV loss adjustment of $91.8M and a warrant liability of $110M. Subsequent to Shareholder approval of the price adjustment on March 28, 2025 and through March 31, 2025 of 23,933 (pre reverse – 7,198,124) Series B warrants were exercised, under the alternative cashless feature, at March 31, 2025 with the elimination of the variable feature in the Series A and B warrants and the complete exercise of the Prefunded warrants, a FMV gain adjustment was recorded of $96.3M, decrease in the warrant liability of $102M and increase to stockholders equity of $5.9M. At March 31, 2025, Fair Value was determined as follows: Series A at $8.52 ( pre reverse - $0.0284) using the Black Sholes valuation method and Series B at the contracted value for the alternative cashless value of $9.00 ( pre – reverse - $0.03). See Note 10 for the Black Sholes assumptions.

The remaining 916 (pre reverse - 275,000) Prefunded units were exercised prior to March 31, 2025 and the financial statement impact is included above.

Subsequent to March 31, 2025, 29,652 (pre -reverse -8,895,763) of the total of 54,762 (pre reverse - 16,428,571) Series B warrants, under the alternative cashless feature were exercised.

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

b)	In September 2024, the Company reduced the exercise price of the 767 (pre reverse – 230,091) outstanding warrants issued in February 2023 and September 2023 offerings (see below) from $2,178 (pre reverse - $7.26) to $0.0001. As noted below, all the February 2023 and September 2023 warrants are fully exercised.

c)	In connection with the Inducement Warrants in the second quarter of 2024, the Company issued 869 (pre reverse - 260,799) non-trading Inducement Warrants as noted in Common Stock above. The Inducement Warrants are classified as a liability based on ASC 815 and require remeasurement at each reporting period. The Inducement Warrants are recorded at the FMV, computed using the Black Scholes valuation method and, recorded a FMV gain adjustment of $80,117 for the three months ended March 31, 2025 (See Note 10).

d)	In connection with one-year advisory services arrangement entered into in April 2023, the Company issued an aggregate of 95 (pre reverse - 28,636) warrants over the one-year term, at an exercise price of $10,296 (pre reverse -$34.32) The warrants have a three-year term and were fully vested on issuance. The Company issued 450 (pre reverse – 135,000) warrants during the three months ended March 31, 2024, The FMV of the warrants recorded for the three months ended March 31, 2024, was computed using the Black Sholes valuation model was $8,590 respectively. The assumptions for the three months ended March 31, 2024, were: a) volatility of 33.46% to 81.62%, three-year term, risk free interest rate of 4.20% to 4.21% and 0% dividend rate.

e)	In connection with the Private Placement in September 2023, the Company issued 1,326 (pre-reverse -397,727) non-trading PIPE Warrants as a component of the Unit as noted in Common Stock above. The PIPE Warrants were recorded at the FMV, computed using the Black Sholes valuation method. The PIPE Warrant’s liability required remeasurement at each reporting period. The PIPE Warrants were classified as a liability based on ASC 815. For the three months ended March 31, 2024, the Company recorded a FMV gain (loss) adjustment of $325,304, The warrants were fully exercised in 2024 (See Note 10).

f)	In connection with the Offering in February 2023, the Company issued 341 (pre-reverse -102,206) non-trading warrants Offering Warrants as a component of the Unit as noted in Common Stock above. The Offering Warrant’s liability required remeasurement at each reporting period. The Offering Warrants were recorded at the FMV, computed using the Black Sholes valuation method. The Offering Warrants are classified as a liability based on ASC 815. During the three months ended March 31, 2024, the Company recorded a FMV gain adjustment of $81,738. The warrants are fully exercised in 2024. (See Note 10).

g)	In connection with the IPO in April 2022, the Company issued 1,136 (pre-reverse - 340,900) warrants (Trading Warrants) as a component of the Units and 170 (pre-reverse- 51,136) warrants to the underwriter (Overallotment Warrants), as noted in Common Stock above. The Trading and Overallotment Warrants were recorded at the FMV, being the trading price of the warrants, on the IPO effective date and the Warrants are classified as a Liability based on ASC 815. The Warrant liability requires remeasurement at each reporting period. During the three months ended March 31, 2025 and 2024, the Company recorded a FMV (loss) gain adjustment of 11,081and $431,250, respectively (See Note 10).

h)	The Company has issued 36 (pre-reverse –10,695) Warrants (“Note Warrants”) to the Purchasers of the Notes on April 19, 2022. The Note Warrants have an exercise price of $28,050 ( pre-reverse - $93.50) and a term of five years. During the three months ended March 31, 2025 and 2024, the Company recorded a FMV gain of $322 and $11,765, respectively (See Note 10)

i)	The underwriter received 28 (pre reverse -8,523) warrants in connection with the IPO for a nominal cost of $11,250. The Warrants have an exercise price of $35,112 (Pre-reverse - $117.04) and are exercisable after October 9, 2022. The FMV at the date of issuance was $228,750 computed using the Black Sholes valuation model with the following assumptions: a) volatility of 93.47%, five-year term, risk free interest rate 2.77% and 0% dividend rate. These warrants were recorded in Equity at the estimated FMV and classified as additional issuance costs.

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

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

Note 10. Warrant Liability

As noted above, the 2025 Series A and 2025 Series B Warrants issued in connection with the 2025 Offering were accounted for as liabilities in accordance with ASC 815-40 and are presented as a Warrant liability in the accompanying consolidated balance sheet. The 2025 Series A and B warrants, were measured at fair value at inception. As of March 31, 2025, and thereafter, the Series A will be remeasured based on the Black Scholes method, with changes in fair value presented within the consolidated statement of operations. The Black Scholes valuation assumptions as of March 31, 2025 were as follows (See Note 8):

March 31, 2025
Expected term (years)	4.99
Expected volatility	206.65%
Risk-free interest rate	3.89%
Dividend rate	0

The Warrants, arising prior to 2025, accounted for as liabilities in accordance with ASC 815-40 are presented as a Warrant liability in the accompanying consolidated balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the consolidated statement of operations, The non-trading warrants, related to the February 2023, September 2023 and May 2024 offerings, were valued using the Black-Scholes pricing model. The assumptions as of the three months ended March 31, 2025, which related to the May 2024 warrants only since the February and September 2023 warrants were fully exercised by December 31, 2024, and 2024 were as follows: (See Note 8)

	March 31, 2025	March 31, 2024
Expected term (years)	4.83	3.85 to 5
Expected volatility	206.65%	68.05%
Risk-free interest rate	3.88%	4.10 to 4.20%
Dividend rate	0	0

The Warrant liability at March 31, 2025 and December 31, 2024 consists of the following:

	2025	2024
Trading and Overallotment Warrants	$3,882	$15,681
Note Warrants	106	428
Offering Warrants – May 2024	2,686	82,804
Offering Warrants– January 2025 – Series A	2,796,233	-
Offering Warrants – January 2025 – Series B	4,978,751	-
Total Warrant Liability	$7,781,658	$98,913

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

The Warrants outstanding at March 31, 2025 and December 31, 2024, reflective of the reverse split that occurred in on April 28, 2025, were as follows:

	March 31, 2025	December 31, 2024

Trading and Overallotment Warrants	1,335	1,335
Note Warrants	36	36
Offering Warrants – May 2024	869	869
Offering Warrants – January 2025 – Series A	328,196	-
Offering Warrants – January 2025 – Series B	184,398	-
Warrants issued for services arrangement	95	95
Total Warrants Outstanding	514,929	2,335

For the three months ended March 31, 2025 and 2024 the FMV gain adjustment, which is reflected in the FMV adjustment on Warrants in the Consolidated Statements of Operations was $4,618,889, including the net effect for the loss on the January 2025 Offering date (See Note 8) and remeasurement adjustments based on the fair market values as of March 31, 2025, and $850,057, respectively.

Note 11. Stock Options

On December 19, 2024, the Company’s Shareholders approved and the Board of Directors adopted the 2024 Equity Incentive Plan (the “2024 Plan”), to provide for the issuance of up to 883 (pre reverse – 260,000) options and/or shares of restricted stock be available for issuance to officers, directors, employees and consultants.

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

Note 11. Stock Options (continued)

On January 24, 2023, the Company’s Board of Directors initially adopted the 2023 Equity Incentive Plan (the “2023 Plan”), to provide for the issuance of up to 212 (pre -reverse - 63,636) options and/or shares of restricted stock be available for issuance to officers, directors, employees and consultants. The 2023 Plan was subsequently updated to provide for the issuance of up to 530 (pre-reverse – 159,090) options and/or shares of restricted stock. The 2023 Plan was approved by shareholders at the annual meeting

A summary of options granted and outstanding is presented below and the table following reflecting effect of reverse split of 1 for 300 on April 28, 2025:

	March 31, 2025
	Options	Weighted Average Exercise Price
Outstanding at Beginning of year	507	$12,565
Granted	-	-

Forfeited/cancelled	-	-

Outstanding at end of period	507	$12,565

Exercisable at end of period	454	$13.646

As of March 31, 2025 and December 31, 2024, there was $124,029 and $134,807, respectively, of unrecognized stock-based compensation related to unvested stock options with a weighted average fair value of $2,334 (pre reverse - $7.74 and $3,003 (pre reverse - $10.01) per share, respectively, which is expected to be recognized over a weighted-average period of thirteen months as of March 31, 2025.

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

Note 11. Stock Options (continued)

The following table summarizes information about options outstanding at March 31, 2025:

Exercise Prices	Options Outstanding	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life	Options Exercisable	Aggregate Intrinsic Value on Exercisable Shares

$1,782 to 1,881	202	-	3.75	160	-
$5,412 to 6,072	6	-	3.33	6	-
$7,986 to 9,174	172	-	2.54	161	-
$11,550	8	-	1.00	8	-
$18,480	22	-	1.00	22	-
$28,875	31	-	-	31	-
$46,200	66	-	1.00	66	-

At March 31, 2025, the stock options outstanding and the options exercisable have exercise prices that exceed the stock market price at March 31, 2025 and as such, no intrinsic value exists. Intrinsic value is defined as the difference between the exercise price of the options and the market price of the Company’s common stock.

For the three months ended March 31, 2025, the Company recognized stock-based compensation expense of $44,383, which was recorded in general and administrative expense.

For the three months ended March 31, 2024, the Company recognized stock-based compensation expense of $117,797, of which $114,456 and $3,341 was recorded in general and administrative and research and development expenses, respectively.

Note 12. Income Taxes

At the end of each interim reporting period, the Company estimates its effective tax rate expected to be applied for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods. Accordingly, the Company’s effective tax rate for the three months ended March 31, 2025 and 2024 was 0%. The Company’s effective tax rates for both periods were affected primarily by permanent differences between financial reporting and tax accounting for warrants, as well as a full valuation allowance on domestic net deferred tax assets. In addition, utilization of the U.S. net operating losses may be subject to substantial limitations in the event of a change of ownership under the provisions of Section 382 of the Internal Revenue Code. The Company has not performed an analysis, but the potential impact of any limitation would not be material to the financial statements due to the fact that the respective deferred taxes assets are fully offset by a valuation allowance.

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

Note 13. Related Party Transactions and Balances

As of March 31, 2025 and December 31, 2024, accounts payable and accrued liabilities include $22,000 and $99,500, respectively, payable to officers and directors of the Company. The amounts are unsecured, non-interest bearing and are due on demand (See Note 15).

Note 14. Fair Value Measurements

The Company’s financial instruments include cash, accounts payable, notes payable and warrant liability. Cash and warrant liability are measured at fair value. Accounts payable and notes payable are measured at amortized cost and approximates fair value due to their short duration and market rate for similar instruments, respectively.

As of March 31, 2025, the following financial assets and liabilities were measured at fair value on a recurring basis presented on the Company’s consolidated balance sheet:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total

Assets
Cash	$11,894,937	-	-	$11,894,937

Total assets measured at fair value	$11,894,937	-	-	$11,894,937

Liabilities
Warrant liability	$-	7,781,658	-	$7,781,658

Total liabilities measured at fair value	$-	$7,781,658	-	$7,781,658

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

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

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

Note 15. Commitments and Contingencies

Fixed Assets and Other

At March 31, 2025, the Company had outstanding orders to purchase equipment, molds and other assets for $3,558,920 of which $334,323 is within Other Assets and the balance to be incurred and paid upon contract terms.

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

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

Note 15. Commitments and Contingencies (continued)

On June l7, 2024, Berler filed a demand for arbitration and statement of claim under the commercial arbitration rules of the American Arbitration Association (“AAA”) asserting claims for payment of $500,000 plus interest, under the Company’s royalty agreement with Berler, as amended, rescission thereof and reversion to Berler of the intellectual property rights subject thereto. The Company believes that Berler’s claims are without merit and intends to defend itself vigorously in connection with these claims. The Company filed an answer with counterclaims.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

Note 15. Commitments and Contingencies (continued)

On September 30, 2022, the Company entered into a formal employment agreement, effective on such date and will continue until terminated by either party, subject to the terms of the agreement, with Andrew R. Crescenzo who has been serving as the Company’s Chief Financial Officer on a contract services basis for the last three years. The agreement provided for annual compensation of $225,000 and plus a one-time $18,750 incentive payment upon the commencement of the agreement. During the course of the term, Mr. Crescenzo will be eligible for (i) performance bonuses to be granted at the discretion of the Company’s Compensation Committee and (ii) to participate in the Company’s Equity Incentive Plans. The agreement contains customary employment terms and conditions.

On November 10, 2023, the Company executed an Employment Agreement with Robert Hayes, its Chief Executive Officer amending the employment letter dated September 6, 2021. The agreement term automatically renews for successive one-year terms as of the commencement date unless prior written notice by either party within ninety days prior to end of the current term. The agreement provides for termination of employment and severance benefits under stated conditions and restrictive covenants. The agreement provided for annual compensation retroactive to June 1, 2023 of $600,000 from $400,000 and a stated increase with the successful acquisition of InjectEZ (see below) and other terms of the acquisition agreement (See Note 5). The agreement provides for bonus compensation for: (i) closing the Nephron acquisition agreement (see below), (ii) long-term incentives for achieving revenue targets and market caps for the Company’s stock and (iii) other Company achievements. In addition, the agreement provides for benefits and paid time off.

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

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

Note 16– Segment Reporting

The accounting policies for the segment information are the same as described in Note 2- Summary of Significant Accounting Policies.

To date, the Company has not generated any product revenue. The Company expects to continue to incur expenses and operating losses for the foreseeable future as marketing and sales of its products commence.

The CODM assesses the performance of and decides how to allocate resources for the one segment based on Consolidated Net Income (Loss)_ Further, EBITDA (earnings before interest, taxes, depreciation and amortization), which is not presented on the face of the Consolidated Statements of Operations, is used to assist with the measurement of segment performance and allocate resources. The CODM also uses Net Income (loss) and EBITDA, to decide the level of investment in various operating activities and other capital allocation activities.

The measure of segment assets is reported on the Consolidated Balance Sheets as Consolidated Total assets.

The following table presents the Company’s segment results for the three months ended:

	March 31, 2025	March 31, 2024
Revenue, net	$-	$-

Expenses
Research and development – Note A	(49,246)	(101,571)
General and administrative – Note A	(1,841,602)	(1,547,070)
Depreciation and amortization	(130,921)	(195,411)

Interest income (expense)	(626,991)	19,023
FMV (gain) adjustment on warrants	4,618,889	850,057
Foreign currency and other	(41,295)	(7,414)
Segment and Consolidated Net Income (loss)	$1,928,834	$(982,386)

	March 31, 2025	December 31, 2024
Total Consolidated Assets	$18,916,096	$7,313,748
Capital Expenditures and deposits paid (2025 – Quarter ended; 2024 – Year Ended)	$473,648	$698,277

Notes: (A)-net of depreciation and amortization

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

Overview

Since our inception in 2017 and through the fourth quarter of 2022, we have devoted substantially all of our resources to the research and development of our safety syringe products Commencing in the fourth quarter of 2022 we started building inventory of syringe products. To date, we have generated no revenue. We have reported net income of $1,982,834 and incurred a net loss of $(982,386) for the period three months ended March 31, 2025 and 2024, respectively. Substantially all of our net operating losses and cash used in operations resulted from costs incurred in connection with our research and development efforts, payroll and consulting fees, stock compensation and general and administrative costs associated with our operations, including costs incurred for being a public company since April 14, 2022. See Liquidity and Capital Resources and Notes to Consolidated Financial Statements.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not generated any significant revenue from the sale of syringe products or cash flow from operations since inception. As of March 31, 2025, the Company had working capital of $5,598,222 which is not expected to be sufficient to fund the Company’s planned operations for the next 12 months. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to commercialize its products into a profitable business or raise sufficient financing. The Company intends to finance its commercialization activities and its working capital needs largely from the sale of equity securities and/or with additional funding from other traditional financing sources until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. As of the close of the January 2025 Offering and concurrent repayment of an outstanding Note, the Company is debt free.

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

To remain competitive, we have built inventory since to secure orders we require commercial quantities of inventory with delivery expected shortly after orders are placed.

Products, Marketing and Sales

We continue to be in discussions with healthcare companies and distributors for sales of our disposable syringe and prefillable syringe products. We intend to market these products to the U.S. and foreign governments. We will also look to sell our disposable syringe products to hospitals and healthcare groups as opportunities present themselves. We have received an initial purchase order under a supply agreement (See Supply Agreement in Recent Developments).

The Sharps Securegard and Sologard product lines continues to represent our disposable syringe platform to be commercially available to the market.. These platforms have advanced features and benefits to support the needs of the market along with a high level of readiness for manufacturing and the ability to provide large commercial quantities for customers.

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

Recent Developments

January 2025 Offering

On January 29, 2025, the Company closed on an offering (the “2025 Offering”) and received gross proceeds of approximately $20.0 million, before deducting underwriting fees and other offering expenses payable by the Company. The net proceeds were approximately $18.2M, of which $4.2M was used to repay the outstanding Notes (see Note 7).

The 2025 Offering consisted of 47,619 (pre reverse – 14,285,714) units consisting of 30,089 (pre reverse – 9,029,814) Common Units with gross proceeds of $12.6M and 17,520 (pre reverse – 5,255,900) Pre-Funded Units with gross proceeds of $7.4M. The public offering price per Common Unit was $420 (pre reverse $1.40) or $419.97 (pre reverse $1.3999) for each Pre-Funded Unit, which is equal to the public offering price per Common Unit sold in the offering minus an exercise price of $0.0001 per Pre-Funded Warrant. Each Common Unit consisted of one share of Common Stock and each Pre-Funded Unit consisted of one pre-funded warrant to purchase one share of Common Stock. In addition, each Common Unit and Pre-Funded Unit included: (i) one Series A Registered Common Warrant to purchase one share of Common Stock per warrant at an exercise price of $87.60 (pre reverse - $1.75 and after floor price adjustment upon stockholder approval to $0.292), (“2025 Series A Warrant”) and (ii) one Series B Registered Common Warrant to purchase one share of Common Stock per warrant at an exercise price of $87.60 (pre reverse - $1.75 and after floor price adjustment upon stockholder approval to $0.292) (“2025 Series B Warrant”), collectively, the “2025 Warrants”. The 2025 Series B Warrant provides the holders with an alternative cashless exercise option, which if elected, each holder will receive three shares of Common Stock for each 2025 Series B Warrant cashless exercised. The 2025 Warrants provided for an adjustment of the original exercise price of $525 (pre reverse - $1.75) per warrant, down to an amount no less than a floor price of $87.60 (pre reverse - $0.292) per warrant upon stockholder approval. On March 28, 2025, the stockholders approved a reset and the exercise price of the 2025 Warrants was reduced to $87.60 (pre reverse - $0.292) per warrant and the number of warrants was increased so that the aggregate exercise price payable remains the same as the Offering date.

The Pre-Funded Warrants are immediately exercisable and may be exercised at any time until exercised in full. Immediately after closing 16,603 (pre reverse – 4,980,900) of the Pre-Funded units were exercised and the Company received $498 in proceeds The underwriter, under an over- allotment option, purchased 7,143 (pre reverse- 2,142,857) 2025 Series A Warrants and 7,143 (pre reverse- 2,142,857) 2025 Series B Warrants for $0.0001 per Warrant

The 2025 Offering was made pursuant to an effective registration statement on Form S-1 (No. 333-284237) previously filed with the U.S. Securities and Exchange Commission (SEC) and declared effective by the SEC on January 27, 2025.

Asset Purchase Agreement

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

Supply Agreement

On July 24, 2024, the Company entered into a Supply Agreement (the “Agreement”) with Stericare Solutions, LLC, a Texas limited liability company (“Stericare”), pursuant to which Stericare agreed to purchase 520 million units of 10ml polypropylene (“PP”) Sologard syringes from the Company. The specific purchase price is confidential, but revenues are expected to exceed $50 million. Under the terms of the Agreement, Stericare has committed to purchasing 520 million units of 10ml PP Sologard syringes in the following increments: 40 million units in the first year, and 120 million units each year for the remainder of the Agreement’s term. The Agreement has an initial five (5)-year term, targeted to commence in November 2024 (the “Initial Term”). Upon expiration of the Initial Term, the Agreement will automatically renew for successive one (1)-year periods (each, a “Renewal Term”), unless either party provides written notice of termination at least ninety (90) days prior to the end of the Initial Term or any Renewal Term. To date, Sharps has used pilot tooling for initial material qualifications and concept product approvals. As part of the proceeds from the recent $20 million financing, the Company has placed orders for advanced production technology for Sologard and will soon begin installation and operational qualification for the next phase of the project with Stericare. On April 30, 2025, the Company received the initial purchase order under the Agreement for $400,000.

The proceeds from the 2024 fundraising efforts were utilized to further increase production capacity, build inventory, and support working capital requirements. A portion of the proceeds from the January 2025 offering will be allocated to expanding production capacity in Hungary, including the purchase of advanced machinery and other facility upgrades. This expansion will facilitate the fulfillment of Securegard and Sologard orders in connection with recently announced order with Stericare and ongoing activities with other European companies.

The Company is committed to driving revenue growth from both the Securegard and Sologard projects in 2025, as well as securing manufacturing capacity for the Company’s next generation polymer-based prefillable syringes. With the recent financing secured, the Company believes that it is positioned to advance its growth strategy by utilizing it’s working capital to support essential operating expenses. Production is currently on track, with the Company preparing for a transition to revenue in the second half of 2025, subject to the successful execution of its plans.

Nasdaq Compliance

On March 12, 2025, Sharps Technology, Inc. (the “Company”), was notified by the staff (the “Staff”) of The Nasdaq Stock Market, LLC (“Nasdaq”) that it was not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market as the bid price of its securities had closed at less than $1.00 per share over the previous 30 consecutive business days. Normally, a company would be afforded a 180-calendar day period to demonstrate compliance with the rule. However, pursuant to Nasdaq Listing Rule 5810(c)(3)(A)(iv), the Company is not eligible for any compliance period due to the fact that the Company has effected a reverse stock split over the prior one-year period or has effected one or more reverse stock splits over the prior two-year period with a cumulative ratio of 250 shares or more to one. Further, on April 3, 2025, the Company”), was notified by the Staff of The Nasdaq that it was not in compliance with the $2,500,000 stockholders’ equity requirement for continued listing (the “Rule’) on The Nasdaq Capital Market. As reported in our Form 10-K for the fiscal year ended December 31, 2024, we reported stockholders’ equity of $1,996,129, at such time and the Company does not meet the alternatives of market value of listed securities or net income from continuing operations.

The Company presented its plan to regain compliance with the minimum bid price requirement and the net worth requirements at the Hearing on April 29. 2025. In the interim, the Company’s common stock and warrants will remain listed on Nasdaq under its existing symbols, “STSS” and “STSSW” while it awaits the hearing and Panel decision.

On March 31, 2025, the Company’s reported stockholders’ equity is $10,135,328 and meets the continued listing requirement of $2,500,000.

Critical Accounting Policies and Significant Judgments and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our financial statements, as well as the reported revenues and expenses during the reported periods. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The FMV adjustments, based on either the trading price or FMV of outstanding warrants classified as liabilities, could impact the operating results in the reporting periods.

Nature of Business

Sharps Technology, Inc. (“Sharps” or the “Company”) is a medical device and pharmaceutical packaging company that has designed and patented various safety syringes and has safety syringe products that were acquired and is seeking commercialization by manufacturing and distribution of its products. See Recent Developments for initial order received that will transition the Company to revenue.

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

Our significant accounting policies are described in Note 2 of the accompanying condensed consolidated financial statements and further discussed in our annual financial statements included in our annual report on Form 10-K for the year ended December 31, 2024.

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024.

	Three Months Ended
	March 31, 2025	March 31, 2024	Change	Change %
Research and development	$(82,016)	$(197,439)	$115,423	(58)%
General and administrative	(1,939,753)	(1,646,613)	293,140	18%
Net Interest income (expense)	(626,991)	19,023	646,014	3,396%
FMV gain adjustment for derivatives	4,618,889	850,057	3,768,832	443%
Foreign currency gain (loss)	(41,295)	(7,414)	33,881	457%

Net Income (loss)	$1,928,834	$(982,386)	$2,911,220	296%

Revenue

The Company has not generated any revenue to date.

Research and Development

For the three months ended March 31, 2025, Research and Development (“R&D”) expenses decreased to $82,016 compared to $197,439 for the three months ended March 31, 2024. The decrease of $115,423 was due to a) lower depreciation expense of $63,000 from the 2024 impairment of certain fixed assets used in R&D and b) lower R&D labor and consulting of $52,400 given the shift from R&D activities to manufacturing.

General and Administrative

For the three months ended March 31, 2025, General and Administrative (“G&A”) expenses were $1,939,753 as compared to $1,646,613 for the three months ended March 31, 2024. The increase of $293,140 was primarily attributable to an increase of $53,000 in payroll and related costs of: i) higher payroll by $131,700 from $850,745 in 2024 to $982,442 in 2025, primarily due to CEO bonus, attributed to the completion of the January 2025 equity offering, partially offset by headcount adjustments and labor cost allocation offset by ii) a decrease in stock compensation expense, due to timing of option awards and vesting, of approximately $78,700 from $123,000 in 2024 to $44,300 in 2025. All other G&A expenses increased $240,100 primarily due to higher; professional & legal fees ($153,700), public company and investor relation costs ($119,300), computer costs ($18,100), general operating costs ($11,200) and rent ($15,700), partially offset by lower; marketing costs ($3,000), travel ($1,400), insurance costs ($60,800), and patent fees ($11,300).

Net Interest expense (income)

Net Interest expense, was $626,991 for the three months ended March 31, 2025, compared to interest income of $19,023 for the three months ended March 31, 2024. Net interest changed, by $646,014 due to a) interest earned on invested cash in 2025 of $81,399 as compared to $19,023 in 2024 b) interest expense of $708,390 for the accreted interest on the debt financing that originated in the third quarter of 2024 as compared to no interest expense during first quarter of 2024 (see Note 7 to the Consolidated Financial Statements).

FMV Adjustment for Derivatives

The value of the Note Warrants requires the Fair Market Value (“FMV”) to be recorded at the date warrants are issued and then be remeasured at each reporting date while outstanding with recognition of the changes in fair value to other income or expense in the Consolidated Statement of Operations. For the three months ended March 31, 2025, and 2024 the Company recorded a FMV gain adjustment of $4,618,889 to reflect the i) the net effect for the FMV loss on the January 2025 Offering date and remeasurement adjustments based on the change in FMV as of March 31, 2025 offset by ii) decrease in the Warrants liabilities outstanding as of December 31, 2024 due to change in FMV. At March 31, 2024, the FMV Gain was due to the change in FMV for the three months then ended (See Notes 7, 8 and 10 to the Consolidated Financial Statements).

Liquidity and Capital Resources

At March 31, 2025, and December 31, 2024, we had a cash balance of $11,894,937 and $864,041, respectively. The Company had working capital of $5,598,222 at March 31, 2025 as compared to a working capital deficiency of 2,011,679 as of December 31, 2024. The increase in our working capital of $7,609,901, after net proceeds from offerings in 2025 of $18.2M, was primarily related to the use of cash of $2,450,564 in operations, investing in fixed assets purchased or payments made under orders placed of $473,658 and cash used to repay the short-term Note of $4.2M. The Company intends to finance its future development and commercialization activities and its working capital needs with the recent offering proceeds and further with the sale of equity securities and/or with additional funding from other traditional financing sources until such time that funds provided by operations are sufficient to fund working capital requirements. The Company is debt free (See Note 7 and 8 to the Consolidated Financial Statements).

In 2024, the Company completed various offerings and private placements. (“Financings”) The proceeds from such Financings were used to fund working capital to build inventory, fund capital expenditure and operating costs.

Cash Flows

Net Cash Used in Operating Activities

The Company used cash of $2,450,564 and $1,889,315 in operating activities for the three months ended March 31, 2025 and 2024, respectively. The change in cash used was principally due to the Company incurring higher G&A expenses, increase in inventory partially offset by lower R&D activities, excluding non-cash items, as described above during the three months ended March 31, 2025.

Net Cash Used in Investing Activities

For the three months ended March 31, 2025 and 2024, the Company used cash in investing activities of $473,658 and $2,852, respectively. In both periods cash was used to acquire or pay deposits for fixed assets. In 2025, the increase is directly attributed to the aforementioned capital requirements for fulfillment under the Stericare customer order and other future business opportunities.

Net Cash Provided by Financing Activities

For the three months ended March 31, 2025 and 2024, the Company provided cash from financing activities of $13,953,031 and $396 respectively. In the 2025 period, the cash provided was from the $18.2M in net proceeds from the Offerings in January 2025 offset by the debt repayment of $4.2M. In the 2024 period, the cash provided was from exercise of warrants.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  On July 10, 2024, Barry Berler (“Berler”), a co-founder and former Chief Technology Officer of the Company, commenced a lawsuit in the United States District Court for the Eastern District of New York, Barry Berler v. Sharps Technology, Inc. and Alan Blackman, Case No. 2:24-cv-04787. In this case, Berler asserts claims for damages of an aggregate of $456,000 for alleged (1) failure to make full payment of certain monthly payments under his consulting agreement with the Company (the “Consulting Agreement”) in the amount of $52,500, (2) failure to pay a bonus with a target of $216,000 under the Consulting Agreement, (3) $187,500, representing 50% of the severance payment paid by the Company to Mr. Blackman, the Company’s co-founder and former Chief Operating Officer and Co-Chairman and a declaration and injunctive relief establishing that Berler is the rightful owner of 50% of the Company’s Series A Preferred Stock (which preferred stock is no longer outstanding). The Company has accrued for the claim for aforementioned unpaid monthly consulting fees. The Company believes that Berler’s claims are without merit, intends to defend itself vigorously and has requested dismissal of these claims and no amounts have been reserved for the bonus and severance at his point. In addition, on September 17, 2024, the Company filed an answer and counterclaims with respect thereto, including for recoupment of certain compensation the Company has previously paid to Berler. and on February 27, 2025 the Company filed an amended answer and counterclaims against Berler, Plastomold Industries Ltd. (“Plastomold”), Plasto Design Ltd and Plasto Design Solutions.

On June l7, 2024, Berler filed a demand for arbitration and statement of claim under the commercial arbitration rules of the American Arbitration Association (“AAA”) asserting claims for payment of $500,000 plus interest, under the Company’s royalty agreement with Berler, as amended, rescission thereof and reversion to Berler of the intellectual property rights subject thereto. The Company believes that Berler’s claims are without merit and intends to defend itself vigorously in connection with these claims. The Company filed an answer with counterclaims.

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

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Form 10-K for the year ended December 31, 2024, any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the Form 10-K for the year ended December 31, 2024. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sale of Unregistered Equity Securities

During the quarter ended March 31, 2025 and 2024 no unregistered sales of equity securities occurred.

OTHER ITEMS

ITEM 6. EXHIBITS

Exhibit Number	Description

14.1	Code of Ethics
31.1*	Certification of Chief Executive Officers (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officers (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Definition Link
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.
+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 15th day of May 2025.

SHARPS TECHNOLOGY, INC.

May 15, 2025	/s/ Robert M. Hayes
Robert M. Hayes
Chief Executive Officer and Director (Principal Executive Officer)

May 15, 2025	/s/ Andrew R. Crescenzo
Andrew R. Crescenzo
Chief Financial Officer
(Principal Financial Officer)

