Form 10-Q
period 2025-06-30
Sharps Technology Inc.
filed 2025-08-13
CIK 1737995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 13, 2025, 1,023,214 shares of the registrant’s common stock, par value $0.0001per share, were issued and outstanding.

2

Item 1. Financial Statements:

SHARPS TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
Assets:
Current Assets
Cash	$8,322,192	$864,041
Account Receivable – trade, net	136,080	-
Tax Receivable - VAT	303,343	102,493
Escrow Deposit (Note 7)	-	250,000
Prepaid expenses and other current assets	101,524	89,735
Inventories, net (Note 3)	1,631,794	1,867,671
Current Assets	10,494,933	3,173,940

Fixed Assets, net of accumulated depreciation (Notes 4 and 5)	4,423,256	4,035,110
Other Assets, including deposits on fixed assets (Notes 5 and 6)	2,167,008	104,698
TOTAL ASSETS	$17,085,197	$7,313,748

Liabilities:
Current Liabilities
Accounts payable	$802,156	$976,548
Accrued expenses and other	298,523	346,536
Notes Payable, net of discount (Note 7)	-	3,763,622
Warrant liability (Notes 8 and 10)	1,312,848	98,913
Total Current Liabilities	2,413,527	5,185,619

Deferred Tax Liability (Note 12)	132,000	132,000
Total Liabilities	2,545,527	5,317,619

Commitments and Contingencies (Note 15)

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding (2024: 0)	-	-
Common stock, $0.0001 par value; 1,666,667 shares authorized; 1,023,214, shares issued and outstanding (2024: 6,827)	101	1

Additional paid-in capital	42,623,842	36,418,041
Accumulated other comprehensive income	872,792	23,293
Accumulated deficit	(28,957,065)	(34,445,206)
Total Stockholders’ Equity	14,539,670	1,996,129
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,085,197	$7,313,748

The accompanying notes are an integral part of these financial statements.

SHARPS TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30

(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTH ENDED JUNE 30,
	2025	2024	2025	2024

Revenue, net	$222,722	$-	$222,722	$-
Cost of goods manufactured	524,663	-	524,663	-
Cost of goods – inventory reserve	730,086	-	730,086	-
Total cost of goods manufactured	1,254,749	-	1,254,749	-
Gross Margin (Loss)	(1,032,027)	-	(1,032,027)	-

Operating expenses:
Research and development	61,455	180,297	143,471	377,736
Selling, General and administrative	1,912,900	1,740,803	3,852,653	3,387,416
Total operating expenses	1,974,355	1,921,100	3,996,124	3,765,152
Loss from Operations	(3,006,382)	(1,921,100)	(5,028,151)	(3,765,152)

Other income (expense)
Interest income (expense)	96,953	5,288	(530,038)	24,312
FMV adjustment on warrants	6,468,811	822,130	11,087,700	1,672,187
Other (expense) (see Note 15)	-	(1,000,000)	-	(1,000,000)
Foreign currency	(75)	(8,645)	(41,370)	(16,060)
Total Other income (expense)	6,565,689	(181,227)	10,516,292	680,439
Net Income (loss) Before Provision for Taxes	$3,559,307	$(2,102,327)	$5,488,141	$(3,084,713)
Deferred Tax Benefit	-	-	-	-
Net Income (loss)	3,559,307	(2,102,327)	5,488,141	(3,084,713)
Net income (loss) per share, basic and diluted	$3.58	$(643.64)	$10.45	$(1,012.71)
Weighted average shares used to compute net income (loss) per share, basic and diluted	995,212	3,266	525,185	3,046

The accompanying notes are an integral part of these financial statements.

SHARPS TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30

(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTH ENDED JUNE 30,
	2025	2024	2025	2024
Net Income (loss)	$3,559,307	$(2,102,327)	$5,488,141	$(3,084,713)

Other comprehensive income:

Foreign currency translation adjustments	556,926	(21,911)	849,499	(239,964)

Comprehensive Income (loss)	$4,116,233	$(2,124,238)	$6,337,640	$(3,324,677)

The accompanying notes are an integral part of these financial statements.

SHARPS TECHNOLOGY, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity

Balance -December 31, 2023	1	$-	2,314	$-	$32,491,478	$591,812	$(25,149,004)	$7,934,286

Net loss for the three months ended March 31, 2024	-	-	-	-	-	-	(982,386)	(982,386)

Share-based compensation charges	-	-	-	-	126,387	-	-	126,387

Exercise of Pre-Funded Warrants	-	-	60		396	-	-	396

Foreign Currency Translation	-	-	-	-	-	(218,053)	-	(218,053)

Balance - March 31, 2024	1	$-	2,374	$-	$32,618,261	$373,759	$(26,131,390)	$6,860,630

Net loss for the three months ended June 30, 2024	-			-	-	-	(2,102,327)	(2,102,327)

Share-based compensation charges	-	-		-	201,918	-	-	201,918

Exercise of Pre-Funded Warrants	-	-	452	-	2,985	-	-	2,985
Registration A Offering			636	-	1,296,922			1,296,922
Warrant Inducements	-	-	869	-	978,981	-	-	978,981
Foreign Currency Translation	-	-	-	-	-	(21,911)	-	(21,911)

Balance - June 30, 2024	1	$-	4,331	$-	$35,099,067	$351,848	$(28,233,717)	$7,217,198

SHARPS TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance – December 31, 2024	-	$-	6,827	$1	$36,418,041	$23,293	$(34,445,206)	$1,996,129

Net income for the three months ended March 31, 2025	-		-	-	-	-	1,928,834	1,928,834

Share-based compensation charges	-	-	-	-	44,383	-	-	44,383
Equity Offering - January 2025 – see Note 8	-	-	47,619	4	5,873,405	-	-	5,873,409
Warrant Exercise – Series B Cashless – see Note 8	-	-	431,395	43	(43)	-	-	-
Foreign currency translation	-	-	-	-	-	292,573	-	292,573

Balance – March 31, 2025	-	$-	485,841	$48	$42,335,786	$315,866	$(32,516,372)	$10,135,328

Net income for the three months ended June 30, 2025	-	-	-	-	-	-	3,559,307	3,559,307

Share-based compensation charges					288,109			288,109
Warrant Exercise – Series B Cashless – see Note 8	-	-	537,373	53	(53)	-	-	-
Foreign currency translation	-	-	-	-	-	556,926	-	556,927

Balance – June 30, 2025			1,023,214	101	42,623,842	872,792	(28,957,065)	14,539,670

The accompanying notes are an integral part of these financial statements.

SHARPS TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30

(UNAUDITED)

	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$5,488,141	$(3,084,713)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	271,328	388,520
Stock-based compensation	332,492	328,305
Accretion of debt discount	708,390	-
FMV adjustment for warrants	(11,087,700)	(1,672,187)
Escrow forfeited	-	1,000,000
Inventory reserve adjustment	730,086	-
Foreign exchange (income) loss	75	(8,646)
Changes in operating assets:
Accounts receivable - trade	(136,080)	-
VAT receivable, prepaid expenses and other current assets	(200,988)	(49,627)
Inventory	(290,166)	(255,439)
Accounts payable and accrued liabilities	(171,508)	(174,889)
Net cash used in operating activities	(4,355,930)	(3,528,676)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of and deposits paid for fixed assets	(1,959,758)	(19,355)
Escrow payment under agreement	-	(1,000,000)
Net cash used in investing activities	(1,959,758)	(1,019,355)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from offerings and warrant exercises	18,175,043	2,972,348
Repayment of Debt	(4,222,012)	-
Net cash provided by financing activities	13,953,031	2,972,348

Effect of exchange rate changes on cash	(179,192)	46,068

NET INCREASE (DECREASE) IN CASH	7,458,151	(1,529,615)
CASH — BEGINNING OF PERIOD	864,041	3,012,908
CASH — END OF PERIOD	$8,322,192	$1,483,293

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Interest (OID) paid, attributed to Note (see Note 7)	$875,000	-
Cash paid for taxes	-	-

The accompanying notes are an integral part of these financial statements.

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

Note 1. Description of Business

Nature of Business

Sharps Technology, Inc. (“Sharps” or the “Company”) is a medical device and pharmaceutical packaging company that has designed and patented various safety syringes and has safety syringe designs that were acquired and commenced commercialization in the second quarter of 2025 by manufacturing and distribution of its products.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not generated any cash flow from operations since inception but commenced generating revenues in the second quarter of 2025. As of and for the six months ended June 30, 2025, the Company used cash in operations of $4,355,930 and has cash of $8,322,192 which may not be sufficient to fund the Company’s planned operations for the next twelve months. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to raise sufficient financing to acquire products and continue to commercialize its products into a profitable business. The Company intends to finance its future development and commercialization activities and its working capital needs largely from the sale of equity securities and/or with additional funding from other traditional financing sources until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of derivative liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. As of June 30, 2025, the most significant estimates relate to inventory reserves, derivative liabilities and stock-based compensation.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original or remaining maturity of six months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are maintained with various financial institutions. At June 30, 2025 and December 31, 2024, the Company had $8,322,192 and $864,041, respectively and no cash equivalents at either date.

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

Note 2. Summary of Significant Accounting Policies (continued)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, which is placed with high-credit-quality financial institutions and at times exceeds federally insured limits. To date, the Company has not experienced any losses on its deposits of cash.

Inventories

The Company values inventory at the lower of cost (average cost) or net realizable value. Work-in-process and finished goods inventories consist of material, labor, and manufacturing overhead. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. A reserve is established for any excess or obsolete inventories or they may be written off. At June 30, 2025 and December 31, 2024, inventory is comprised of raw materials, components and finished goods. During the three months ended June 30, 2025, a reserve for the negative impacts of recent market factors, including recent global tariff assessments, has been established in the amount of $730,086.

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

Certain of the Company’s outstanding warrants are fair valued on a recurring basis with the trading price or FMV using Black Sholes which could cause fluctuations in operating results at the reporting periods.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

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

At their issuance date and as of June 30, 2025, certain warrants (see Notes 8 and 10) are accounted for as liabilities as these instruments did not meet all of the requirements for equity classification under ASC 815-40 based on the terms of the aforementioned warrants. The resulting warrant liabilities are re-measured at each balance sheet date until their exercise or expiration, and any change in fair value is recognized in the Company’s consolidated statements of operations.

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

Comprehensive income (loss)

Comprehensive income (loss) consists of the Company’s consolidated net income (loss) and foreign currency translation adjustments related to its subsidiary. Foreign currency translation adjustments included in comprehensive income (loss) were not tax effected as the Company has a full valuation allowance at June 30, 2025 and December 31, 2024. Accumulated other comprehensive income (loss) is a separate component of stockholders’ equity and consists of the cumulative foreign currency translation adjustments.

Basic and Diluted Loss Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the consolidated statements of operations. Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Basic EPS in March 2024 included 407 pre-funded warrants (reverse effected) (see Note 8). Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of June 30, 2025, there were 418,953 stock options and warrants that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented.

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

Note 2. Summary of Significant Accounting Policies (continued)

Revenue

The Company generates revenue from the sale of single use syringe products or as packaging components for a customer’s product. Revenue is recorded net of sales tax, if applicable. The Company considers revenue to be earned when all of the following criteria are met: the Company has a contract with a customer that creates enforceable rights and obligations, promised products are identified, the transaction price is determinable and the Company has transferred control of the promised items to the customer. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in the contract. The transaction price for the contract is measured as the amount of consideration the Company expects to receive in exchange for the goods expected to be transferred. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, control of the distinct good or service is transferred. The Company’s products typically have one performance obligation being the sale of a single product. Transfer of control for the Company’s products is generally at shipment or delivery, depending on contractual terms, but occurs when title and risk of loss transfers to the customer. As such, the Company’s performance obligation related to product sales is satisfied at a point in time. The Company recognizes a receivable when it has an unconditional right to payment, which represents the amount the Company expects to collect in a transaction and is most often equal to the transaction price in the contract. Payment terms for shipments to end-user and distributor customers may range from 30 to 90 days. Amounts billed to customers for shipping and handling are included in revenue, while the related shipping and handling costs are reflected in cost of goods manufactured.

The Company provides product warranties that: i) the products meet the terms of the customer order, ii) the products are not defective and iii) the products will conform to the descriptions set forth in their respective labeling, provided that they are used in accordance with such labeling and the Company’s written directions for use. The Company has not incurred warranty claims.

The Company’s return policy provides that a customer may return incorrect shipments or defective products within specified days following arrival at the customers facility. In all such cases, the customer must obtain an authorization from the Company. The Company has not incurred returns.

Shipping and Handling Costs

Shipping and handling costs associated with the distribution of finished goods to customers are recorded in cost of goods manufactured.

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

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

Note 2. Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

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

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40). The new guidance requires disaggregated information about the entity’s type of expenses into certain categories. The Company will adopt the new standard in the annual reporting period beginning after December 15, 2026 and is evaluating the impacts of the new guidance on its disclosures within the consolidated financial statements.

The Company does not expect the adoption of any accounting pronouncements to have a material impact on the consolidated financial statements.

The Company reviewed all other recently issued accounting pronouncements and have concluded they are not applicable or not expected to be significant to the accounting for our operations.

Note 3. Inventories

Inventories, net consisted of the following at June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Raw materials	$695,542	$326,068
Work in process	75,592	81,075
Finished goods	860,660	1,460,528
Total	$1,631,794	$1,867,671

Note 4. Fixed Assets

Fixed asset, net, as of June 30, 2025 and December 31, 2024, are summarized as follows:

	June 30, 2025	December 31, 2024

Land	$267,019	$227,575
Building	3,093,768	2,665,117
Machinery and Equipment	2,441,502	2,143,895
Computer Systems, Website and Other	290,661	290,661
Total Fixed Assets	6,092,950	5,327,248
Less: accumulated depreciation	(1,669,694)	(1,292,138)
Fixed asset, net	$4,423,256	$4,035,110

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

Note 4. Fixed Assets (continued)

Depreciation expense of fixed assets for the six months ended June 30, 2025 and 2024 was $264,866 and $378,636, respectively. Substantially, all of the Company’s fixed assets are located at the Company’s Hungary location. During the quarter ended March 31, 2025, the Company fully adjusted the value of the machinery and equipment impaired at December 31, 2024 resulting in a decrease in both the gross cost basis and accumulated depreciation by $823,617.

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

Note 6. Other Assets

Other assets as of June 30, 2025 and December 31, 2024 are summarized as follows:

	June 30,	December 31,
	2025	2024

Intangibles, net	$31,062	$32,503
Fixed asset deposits	2,063,751	-
Other	72,195	72,195
Total Other assets	$2,167,008	$104,698

Intangibles are related to the Asset Acquisition (see Note 5) and consist of an acquired workforce and permits. Amortization for the six months ended June 30, 2025 and 2024 was $6,954 and $7,143, respectively. The remaining life of the unamortized intangibles is approximately 2.25 years. Fixed asset deposits at June 30, 2025 relate primarily to machinery, molds and other capital assets (see Note 15).

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

Note 7. Debt Financing

On September 20, 2024, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) and a Senior Secured Note (the “Note”) for an aggregate principal amount of $4,375,000, including OID interest of $875,000 maturing on January 31, 2025, with certain purchasers (the “Purchasers”), and the issuance of approximately 864 (pre reverse - 259,091 ) unregistered shares of the Company’s Common Stock. The aggregate gross proceeds to the Company were approximately $3.5 million, before deducting fees to the placement agent and other offering expenses payable by the Company of $514,700 and an escrow deposit of $250,000 required until certain security liens were filed. The Note and the common stock were recorded at the relative fair values of $2.6M and $852,000, respectively, in accordance with ASC 470-20-25-2. The aforementioned expenses were allocated based on the aforementioned fair values as a reduction to the carrying amount of the debt and a reduction of the equity in accordance with ASC 505-10. For the three and six months ended June 30, 2025, the Company recorded accreted interest and fees of $0 and $708,390, respectively. In connection with the Securities Purchase Agreement and Note, the Company entered into a Registration Rights Agreement with the Purchasers (the “Registration Rights Agreement”), requiring the Company to file a resale registration statement (the “Registration Statement”) with the U.S. Securities and Exchange Commission (the “Commission”) to register the unregistered shares of Common Stock. within forty-five (45) calendar days following the filing date, which is thirty (30) days after the closing date. The Company filed the required resale registration statement on October 23, 2024. The Note was repaid upon maturity (See Note 8).

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

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

Note 8. Stockholders’ Equity (continued)

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

The Pre-Funded Warrants were immediately exercisable and could be exercised at any time until exercised in full. Immediately after closing 16,603 (pre reverse – 4,980,900) of the Pre-Funded units were exercised and the Company received $498 in proceeds. The underwriter, under an over- allotment option, purchased 7,143 (pre reverse- 2,142,857) 2025 Series A Warrants and 7,143 (pre reverse- 2,142,857) 2025 Series B Warrants for $0.0001 per Warrant.

The 2025 Offering was made pursuant to an effective registration statement on Form S-1 (No. 333-284237) previously filed with the U.S. Securities and Exchange Commission (SEC) and declared effective by the SEC on January 27, 2025.

The 2025 Series A Warrants are exercisable immediately and expire 60 months after stockholder approval. The 2025 Series B Warrants are exercisable immediately and expire 30 months after stockholder approval. The exercise price of the 2025 Series A and B Warrants, were adjusted down to $87.60 (pre reverse - $0.292) after Shareholder approval. Shareholder approval was obtained on March 28, 2025 (see Note 10).

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

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

Note 8. Stockholders’ Equity (continued)

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

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

Warrants

a)	a) The Company allocated the proceeds of the January 2025 Offering based on the fair values for the Series A, Series B warrants and Prefunded Warrants. The Company determined the fair value of the Series A and Series B warrants at the Offering date using the Monte Carlo pricing model and treated the valuation as a liability in consideration of the variable number of the issuer’s equity shares in the warrant agreements. The fair value of the Prefunded warrants, also recorded as liability, was based on market price of the common shares. The aggregate fair value at the Offering date was $110.0M and the excess of the fair value over the Offering proceeds of $18.2M, in accordance with ASC 480 “Distinguishing Liabilities from Equity, was recorded as a FMV loss adjustment of $91.8M and a warrant liability of $110M. Subsequent to Shareholder approval of the price adjustment on March 28, 2025 and through March 31, 2025 of 23,933 (pre reverse – 7,198,124) Series B warrants were exercised, under the alternative cashless feature, at March 31, 2025 with the elimination of the variable feature in the Series A and B warrants and the complete exercise of the Prefunded warrants, a FMV gain adjustment was recorded of $96.3M, decrease in the warrant liability of $102M and increase to stockholders equity of $5.9M. During the three months ended June 30, 2025, 29,883 Series B warrants were exercised under the alternative cashless feature. At March 31, 2025, Fair Value was determined as follows: Series A at $8.52 ( pre reverse - $0.0284) using the Black Sholes valuation method and Series B at the contracted value for the alternative cashless value of $9.00 ( pre – reverse - $0.03). See Note 10 for the Black Sholes assumptions.

The remaining 916 (pre reverse - 275,000) Prefunded units were exercised prior to March 31, 2025 and the financial statement impact is included above.

Since the initial issuance of 54,762 (pre-reverse 16,428,571) Series B warrants, approximately 98% have been exercised under the alternative cashless feature. At June 30, 2025, 885 (pre-reverse 265,650) Series B warrants remain outstanding.

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

Note 8. Stockholders’ Equity (continued)

b)	In September 2024, the Company reduced the exercise price of the 767 (pre reverse – 230,091) outstanding warrants issued in February 2023 and September 2023 offerings (see below) to $2,178 (pre reverse - $7.26). As noted below, all the February 2023 and September 2023 warrants are fully exercised.

c)	In connection with the Inducement Warrants in the second quarter of 2024, the Company issued 869 (pre reverse - 260,799) non-trading Inducement Warrants as noted in Common Stock above. The Inducement Warrants are classified as a liability based on ASC 815 and require remeasurement at each reporting period. The Inducement Warrants are recorded at the FMV, computed using the Black Scholes valuation method and, recorded a FMV gain adjustment of $2,100 and $82,217 for the three and six months ended June 30, 2025. For the three and six months ended June 30, 2024, the Company recorded a FMV gain adjustment of $293,684 (See Note 10).

d)

In connection with an advisory agreement dated February 27, 2025, whereby the advisor and the Company agreed 72,094 warrants would be issued May 5, 2025, for services rendered beyond a cash fee of $45,000 paid at date of the agreement. The warrants have an exercise price of $5.02, a three-year term and were fully vested on issuance. The FMV of the warrants recorded for the three and six months ended June 30, 2025, was computed using the Black Sholes valuation model was $260,566. The assumptions for warrants were: a) volatility of 139.593%, risk free interest rate of 3.71% and 0% dividend rate.

In connection with an one-year advisory services arrangement with the above third-party entered into in April 2023, the Company issued an aggregate of 95 (pre reverse - 28,636) warrants over the one-year term, at an exercise price of $10,296 (pre reverse -$34.32) The warrants had a three-year term and were fully vested on issuance. The Company had issued zero warrants during the three months ended June 30, 2024, and 20 (pre-reverse 6,136) during the six months ended June 30, 2024. The FMV of the warrants recorded for the six months ended June 30, 2024, computed using the Black Sholes valuation model was $8,590. The assumptions for the six months ended June 30, 2024, were: a) volatility of 33.46% to 81.62%, three-year term, risk free interest rate of 4.20% to 4.21% and 0% dividend rate. The warrant holder forfeited the warrants on June 1, 2025 for no further consideration.

e)	In connection with the Private Placement in September 2023, the Company issued 1,326 (pre-reverse -397,727) non-trading PIPE Warrants as a component of the Unit as noted in Common Stock above. The PIPE Warrants were recorded at the FMV, computed using the Black Sholes valuation method. The PIPE Warrant’s liability required remeasurement at each reporting period. The PIPE Warrants were classified as a liability based on ASC 815. For the three and six months ended June 30, 2024, the Company recorded a FMV gain adjustment of $326,580, including the modification charge of $489,225 and $651,884,. The warrants were fully exercised in 2024.

f)	In connection with the Offering in February 2023, the Company issued 341 (pre-reverse -102,206) non-trading warrants Offering Warrants as a component of the Unit as noted in Common Stock above. The Offering Warrant’s liability required remeasurement at each reporting period. The Offering Warrants were recorded at the FMV, computed using the Black Sholes valuation method. The Offering Warrants are classified as a liability based on ASC 815. For the three and six months ended June 30, 2024 the Company recorded FMV gain adjustments of $139,844, including the modification charge of 146,028 referred to in Note 10 and $221,582, respectively. The warrants were fully exercised in 2024.

g)	In connection with the IPO in April 2022, the Company issued 1,136 (pre-reverse - 340,900) warrants (Trading Warrants) as a component of the Units and 170 (pre-reverse- 51,136) warrants to the underwriter (Overallotment Warrants), as noted in Common Stock above. The Trading and Overallotment Warrants were recorded at the FMV, being the trading price of the warrants, on the IPO effective date and the Warrants are classified as a Liability based on ASC 815. The Warrant liability requires remeasurement at each reporting period. During the three and six months ended June 30, 2025, the Company recorded a FMV gain adjustment of $3,842 and $15,643, respectively (See Note 10). During the three and six months ended June 30, 2024, the Company recorded an FMV gain adjustment of $60,375 and $491,625, respectively.

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

Note 8. Stockholders’ Equity (continued)

h)	The Company has issued 36 (pre-reverse –10,695) Warrants (“Note Warrants”) to the Purchasers of the Notes on April 19, 2022. The Note Warrants have an exercise price of $28,050 ( pre-reverse - $93.50) and a term of five years. During the three and six months ended June 30, 2025, the Company recorded a FMV gain of $105 and $427, respectively (See Note 10). During the three and six months ended June 30, 2024, the Company recorded a FMV gain of $1,647 and $13,412, respectively.

i)	i) The underwriter received 28 (pre reverse -8,523) warrants in connection with the IPO for a nominal cost of $11,250. The Warrants have an exercise price of $35,112 (Pre-reverse - $117.04) and are exercisable after October 9, 2022. The FMV at the date of issuance was $228,750 computed using the Black Sholes valuation model with the following assumptions: a) volatility of 93.47%, five-year term, risk free interest rate 2.77% and 0% dividend rate. These warrants were recorded in Equity at the estimated FMV and classified as additional issuance costs.

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

Note 10. Warrant Liability

As noted above, the 2025 Series A and 2025 Series B Warrants issued in connection with the 2025 Offering were accounted for as liabilities in accordance with ASC 815-40 and are presented as a Warrant liability in the accompanying consolidated balance sheet. The 2025 Series A and B warrants, were measured at fair value at inception. As of March 31, 2025, and thereafter, the Series A will be remeasured based on the Black Scholes method, with changes in fair value presented within the consolidated statement of operations. The Black Scholes Option-Pricing model used the following assumptions for the six months ended June 30, 2025 (See Note 8).

June 30, 2025
Expected term (years)	4.74 to 4.83
Expected volatility	148.11% to 206.65%
Risk-free interest rate	3.71% to 3.80%
Dividend rate	0

The Warrants, arising prior to 2025, accounted for as liabilities in accordance with ASC 815-40 are presented as a Warrant liability in the accompanying June 30, 2025 condensed consolidated balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the consolidated statement of operations, The non-trading warrants, related to the February 2023, September 2023 and May 2024 offerings, were valued using the Black-Scholes pricing model. The assumptions as of the six months ended June 30, 2025, related to the May 2024 warrants only since the February and September 2023 warrants were fully exercised by December 31, 2024, and 2024 were as follows: (See Note 8)

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

Note 10. Warrant Liability (continued)

	June 30, 2025		June 30, 2024
Expected term (years)	4.58-4.83		3.90-5.59
Expected volatility	148.11% to 206.65%		58.78 to 68.05%
Risk-free interest rate	3.70% to 3.88%	%	4.10 % to 4.56%
Dividend rate	0		0

The Warrant liability at June 30, 2025 and December 31, 2024 consists of the following:

	2025	2024
Trading and Overallotment Warrants	$39	$15,681
Note Warrants	1	428
Offering Warrants – May 2024	586	82,804
Offering Warrants– January 2025 – Series A	1,225,453	-
Offering Warrants – January 2025 – Series B	86,769	-
Total Warrant Liability	$1,312,848	$98,913

The Warrants outstanding at June 30, 2025 and December 31, 2024, reflective of the reverse split that occurred on April 28, 2025, were as follows:

	June 30, 2025	December 31, 2024

Trading and Overallotment Warrants	1,335	1,335
Note Warrants	36	36
Offering Warrants – May 2024	869	869
Offering Warrants – January 2025 – Series A	328,196	-
Offering Warrants – January 2025 – Series B	5,307	-
Warrants issued for services arrangement	72,094	95
Total Warrants Outstanding	407,837	2,335

For the three and six months ended June 30, 2025 the FMV gain adjustment, which is reflected in the FMV adjustment on Warrants in the Condensed Consolidated Statements of Operations was $6,468,811 and $11,087,700, respectively, including the net effect for the loss on the January 2025 Offering date (See Note 8) and remeasurement adjustments based on the fair market values as of March 31, 2025 and June 30, 2025.

For the three and six ended June 30, 2024, the FMV gain adjustment, which is reflected in the FMV adjustment on Warrants in the Condensed Consolidated Statements of Operations was $822,130, which includes the modification charge of $635,253 for the warrants exercised in connection with the Inducement Agreements and $1,672,187 respectively (See Note 8).

Note 11. Stock Options

On December 19, 2024, the Company’s Shareholders approved and the Board of Directors adopted the 2024 Equity Incentive Plan (the “2024 Plan”), to provide for the issuance of up to 883 (pre reverse – 260,000) options and/or shares of restricted stock be available for issuance to officers, directors, employees and consultants.

On January 24, 2023, the Company’s Board of Directors initially adopted the 2023 Equity Incentive Plan (the “2023 Plan”), to provide for the issuance of up to 212 (pre -reverse - 63,636) options and/or shares of restricted stock be available for issuance to officers, directors, employees and consultants. The 2023 Plan was subsequently updated to provide for the issuance of up to 530 (pre-reverse – 159,090) options and/or shares of restricted stock. The 2023 Plan was approved by shareholders at the annual meeting

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

Note 11. Stock Options (continued)

A summary of options granted and outstanding is presented below and the table following reflecting effect of reverse split of 1 for 300 on April 28, 2025:

	June 30, 2025
	Options	Weighted Average Exercise Price
Outstanding at Beginning of year	507	$12,565
Granted	-	-

Forfeited/cancelled	(6)	1,881

Outstanding at end of period	501	$12,697

Exercisable at end of period	457	$13,489

As of June 30, 2025 and December 31, 2024, there was $71,174 and $134,807, respectively, of unrecognized stock-based compensation related to unvested stock options with a weighted average fair value of $1,608 (pre reverse - $5.36 and $3,003 (pre reverse - $10.01) per share, respectively, which is expected to be recognized over a weighted-average period of ten months as of June 30, 2025.

The following table summarizes information about options outstanding at June 30, 2025:

Exercise Prices	Options Outstanding	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life	Options Exercisable	Aggregate Intrinsic Value on Exercisable Shares

$1,782 to 1,881	196	-	3.75	168	-
$5,412 to 6,072	6	-	3.33	6	-
$7,986 to 9,174	172	-	2.54	156	-
$11,550	8	-	1.00	8	-
$18,480	22	-	1.00	22	-
$28,875	31	-	-	31	-
$46,200	66	-	1.00	66	-

At June 30, 2025, the stock options outstanding and the options exercisable have exercise prices that exceed the stock market price at June 30, 2025 and as such, no intrinsic value exists. Intrinsic value is defined as the difference between the exercise price of the options and the market price of the Company’s common stock.

For the three and six months ended June 30, 2025, the Company recognized stock-based compensation expense of $27,543 and $70,290, which was recorded in selling, general and administrative expense.

For the three and six months ended June 30, 2024, the Company recognized stock-based compensation expense of $201,918 and $319,715 respectively, of which $316,374 and $3,341 was recorded in selling, general and administrative and research and development expenses, respectively.

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

Note 12. Income Taxes

At the end of each interim reporting period, the Company estimates its effective tax rate expected to be applied for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods. Accordingly, the Company’s effective tax rate for the three and six months ended June 30, 2025 and 2024 was 0% and 0%, respectively. The Company’s effective tax rates for both periods were affected primarily by permanent differences between financial reporting and tax accounting for warrants, as well as a full valuation allowance on domestic net deferred tax assets. In addition, utilization of the U.S. net operating losses may be subject to substantial limitations in the event of a change of ownership under the provisions of Section 382 of the Internal Revenue Code. The Company has not performed an analysis, but the potential impact of any limitation would not be material to the financial statements due to the fact that the respective deferred taxes assets are fully offset by a valuation allowance.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing its impact on our consolidated financial statements.

Note 13. Related Party Transactions and Balances

As of June 30, 2025 and December 31, 2024, accounts payable and accrued liabilities include $22,000 and $99,500, respectively, payable to officers and directors of the Company. The amounts are unsecured, non-interest bearing and are due on demand (See Note 15).

Note 14. Fair Value Measurements

The Company’s financial instruments include cash, accounts payable, notes payable and warrant liability. Cash and warrant liability are measured at fair value. Accounts payable and notes payable are measured at amortized cost and approximates fair value due to their short duration and market rate for similar instruments, respectively.

As of June 30, 2025, the following financial assets and liabilities were measured at fair value on a recurring basis presented on the Company’s condensed consolidated balance sheet:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total

Assets
Cash	$8,322,192	—	—	$8,322,192

Total assets measured at fair value	$8,322,192	—	—	$8,322,192

Liabilities
Warrant liability	$-	$1,312,848	-	$1,312,848

Total liabilities measured at fair value	$-	$1,312,848	-	$1,312,848

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

Note 14. Fair Value Measurements (continued)

As of December 31, 2024, the following financial assets and liabilities were measured at fair value on a recurring basis presented on the Company’s condensed consolidated balance sheet:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total

Assets
Cash	$864,041	-	-	$864,041

Total assets measured at fair value	$864,041	-	-	$864,041

Liabilities
Warrant liability	$-	$98,913	-	$98,913

Total liabilities measured at fair value	$-	$98,913	-	$98,913

Note 15. Commitments and Contingencies

Fixed Assets and Other

At June 30, 2025, the Company had outstanding orders to purchase equipment, molds and other assets for $4.7M of which $1.7M is within Other Assets and the balance to be incurred and paid upon contract terms.

Contingencies

At each reporting period, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies.

On July 10, 2024, Barry Berler (“Berler”), a co-founder and former Chief Technology Officer of the Company, commenced a lawsuit in the United States District Court for the Eastern District of New York, Barry Berler v. Sharps Technology, Inc. and Alan Blackman, Case No. 2:24-cv-04787. In this case, Berler asserts (i) claims for damages of an aggregate of $456,000 for defendants’ alleged (1) breach of a consulting agreement with the Company (the “Consulting Agreement”) in the amount of $52,500, (2) failure to pay a bonus with a target of $216,000 under the Consulting Agreement, (3) $187,500, representing 50% of the severance payment paid by the Company to Mr. Blackman, the Company’s co-founder and former Chief Operating Officer and Co-Chairman (ii) a declaration that Berler is the rightful owner of 50% of the Company’s Series A Preferred Stock (which preferred stock is no longer outstanding) and (iii) an injunction barring Blackman from voting the Preferred Stock and from transferring the Preferred Stock to the Company. The Company has assumed Blackman’s defense pursuant to indemnification obligations. The Company has accrued for the claim for unpaid monthly consulting fees. No amounts have been accrued for the bonus and severance claims. The Company believes that Berler’s claims are without merit and intends to defend itself vigorously. On September 17, 2024, the Company filed an answer and counterclaims with respect thereto, including for recoupment of certain compensation the Company previously paid to Berler. On February 27, 2025 the Company filed an amended answer, counterclaims and third-party claims against Berler, Plastomold Industries Ltd. (“Plastomold”), Plasto Design Ltd and Plasto Design Solutions. This case is in the discovery stage.

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

Note 15. Commitments and Contingencies (continued)

On June l7, 2024, Berler filed a demand for arbitration and statement of claim under the commercial arbitration rules of the American Arbitration Association (“AAA”) against the Company asserting claims for payment of $500,000 plus interest, under the Company’s royalty agreement with Berler, as amended, rescission thereof and reversion to Berler of the intellectual property rights subject thereto. The Company believes that Berler’s claims are without merit and intends to defend itself vigorously in connection with these claims. The Company filed an answer with counterclaims. This proceeding is in the discovery stage.

On April 3, 2024, Plastomold commenced a lawsuit against the Company in the United States District Court for the Eastern District of New York, Plastomold Industries Ltd v. Sharps Technology, Inc., Case No. 2:24-CV-02580, asserting claims for damages in the amount of $1.762 million for alleged (1) failure to pay invoices, of which approximately $1 million would relate to a maintenance agreement for units allegedly manufactured and sold using machinery that was defective and has never successfully produced any saleable products, (2) breach of the implied covenant of good faith and fair dealing, (3) unjust enrichment, and (4) conversion. Plastomold asserts it provided certain products and services to the Company for which its invoices were not fully paid. The Company believes that Plastomold’s claims are without merit and intends to defend itself vigorously and no amounts have been reserved at this point. On June 3, 2024, the Company filed an answer and affirmative defenses and counterclaim, which counterclaim is for damages that the Company believes would exceed the claims asserted by Plastomold, based on the insufficiency of Plastomold’s services and the results thereof, including the failure to provide machinery capable of reliably manufacturing the designated products in compliance with design specifications and functionality requirements, and with respect to which test results failed. This proceeding is in the discovery stage.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

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

On May 20, 2024, the Company entered into an Amendment to the Asset Purchase Agreement dated September 22, 2023, with Nephron and Nephron’s InjectEZ, LLC, (collectively, the “Seller”). The September 22, 2023 agreement superseded the manufacturing and supply agreement entered into in connection with the NPC Agreement on September 29, 2022, and the Nephron Agreement entered into on September 29, 2022. The Amended Asset Purchase Agreement includes the purchase of certain assets. In connection with the Asset Purchase agreement, the Company paid a non-refundable deposit of $1M to be held in escrow as a deposit on the purchase price. The Asset Purchase agreement stipulated that the $1M deposit would be maintained until July 19, 2024, at which date, if the contemplated transaction was not consummated, through no fault of the Seller, the escrow would be released to the Seller by the escrow agent. The escrow deposit of $1,000,000 was released to the Seller and recorded in Other Expense as a forfeited agreement cost in the three and six months ended June 30, 2024. The Company and Seller are currently not actively working towards a further amendment of the Asset Purchase Agreement. If this changes in the future, the closing of the Asset Purchase Agreement would be contingent on obtaining further amendments and the necessary financing, of which there can be no assurance.

The closing of the Asset Purchase Agreement is contingent on obtaining further amendments and the necessary financing. There can be no assurance that the closing of the asset sale will occur.

Note 16– Segment Reporting

The accounting policies for the segment information are the same as described in Note 2- Summary of Significant Accounting Policies.

The Company commenced product revenue during the three months ended June 30, 2025.

The CODM assesses the performance of and decides how to allocate resources for the one segment based on Consolidated Net Income (Loss) Further, EBITDA (earnings before interest, taxes, depreciation and amortization), which is not presented on the face of the Consolidated Statements of Operations, is used to assist with the measurement of segment performance and allocate resources. The CODM also uses Net Income (loss) and EBITDA, to decide the level of investment in various operating activities and other capital allocation activities.

The measure of segment assets is reported on the Consolidated Balance Sheets as Consolidated Total assets.

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

Note 16– Segment Reporting (continued)

The following table presents the Company’s segment results for the six months ended:

	June 30, 2025	June 30, 2024
Revenue, net	$222,722	$
Cost of Manufacturing	1,254,749		-
Gross Margin (loss)	(1,032,027)		-
Expenses
Research and development – Note A	(77,932)		(186,001)
General and administrative – Note A	(3,646,864)		(3,190,631)
Depreciation and amortization	(271,328)		(388,520)

Interest income (expense)	(530,038)		24,312
FMV gain/ (loss) adjustment on warrants	11,087,700		1,672,187
Other income (expense) (see note 15)	-		(1,000,000)
Foreign currency and other	(41,370)		(16,060)
Segment and Consolidated Net Income (loss)	$5,488,141		$(3,084,713)

	June 30, 2025	December 31, 2024
Total Consolidated Assets	$17,085,197	$7,313,748
Capital Expenditures and deposits paid (2025 – Six months ended; 2024 – Year Ended)	$1,959,758	$698,277

Notes: (A)-net of depreciation and amortization

The following table presents the Company’s segment results for the three months ended:

	June 30, 2025	June 30, 2024
Revenue, net	$222,722	$-
Cost of Manufacturing	1,254,749	-
Gross Margin (loss)	(1,032,027)	-

Expenses
Research and development – Note A	(28,686)	(84,429)
General and administrative – Note A	(1,805,262)	(1,643,562)
Depreciation and amortization	(140,407)	(193,109)

Interest income (expense)	96,953	5,288
FMV gain/(loss) adjustment on warrants	6,468,811	822,130
Foreign currency	(75)	(8,645)
Other income (expense) (see note 15)	-	(1,000,000)
Segment and Consolidated Net Income (loss)	$3,559,307	$(2,102,327)

Notes: (A)-net of depreciation and amortization

Note 17 -Subsequent Events

Subsequent to June 30,2025, the Company executed a Subscription and Investment Agreement (the “Subscription Agreement”) with Paul Danner (“Subscriber”), the Company’s Executive Chairperson, whereby the Subscriber purchased five (5) shares of the Company’s Series B Preferred Stock, par value $.0001 per share (“Securities”), which Securities shall have the rights, preferences, privileges and restrictions set forth in the Certificate of Designation. Subscriber hereby acknowledges and agrees to the entire terms of the Certificate of Designation, including, without limitation, the voting rights, the restrictions on transfer of the Securities and the redemption of the Securities pursuant of the Certificate of Designation. The purchase price paid by the Subscriber to the Company was $20.00 per share.

On August 11, 2025, the Company notified Mr. Hayes of Non -Renewal of his Employment Agreement, as provided for under terms of the Employment Agreement (See Note 15).

On August 13, 2025, the Company executed an Employment Agreement with Paul Danner, in connection with his appointment as the Company’s Executive Chairperson effective July 1, 2025. Mr. Danner previously served as a Director and Audit Committee Chairperson. The agreement term automatically renews for successive one-year terms as of the commencement date unless prior written notice by either party within ninety days prior to end of the current term. The agreement provided for annual compensation of $258,000. The agreement provides for bonus compensation for specified Company achievements. In addition, the agreement provides for benefits and paid time off and participation in the Company’s Equity Incentive Plans. The agreement contains customary employment terms and conditions.

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

Overview

Since our inception in 2017 and through the fourth quarter of 2022, we have devoted substantially all of our resources to the research and development of our safety syringe products Commencing in the fourth quarter of 2022 we started building inventory of syringe products. We commenced revenues in the Quarter ended June 30, 2025. We have reported net income of $5,488,141, see MD&A relating to reported FMV gain of $11,087,700 on warrants, and incurred a net loss of $3,084,713 for the period six months ended June 30, 2025 and 2024, respectively. Substantially all of our net operating losses and cash used in operations resulted from costs incurred in connection with our research and development efforts, payroll and consulting fees, stock compensation and general and administrative costs associated with our operations, including costs incurred for being a public company since April 14, 2022 and in the three months ended June 30, 2025 relating to our negative Gross Margin. See Liquidity and Capital Resources and Notes to Consolidated Financial Statements.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not generated any cash flow from operations since inception, but commenced generating revenues in the second quarter of 2025. As of June 30, 2025, the Company had working capital of $8,081,406 which is not expected to be sufficient to fund the Company’s planned operations for the next 12 months. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to commercialize its products into a profitable business or raise sufficient financing. The Company intends to finance its commercialization activities and its working capital needs largely from the sale of equity securities and/or with additional funding from other traditional financing sources until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. As of the close of the January 2025 Offering and concurrent repayment of an outstanding Note, the Company is debt free.

We classify our revenues as net revenues, cost of goods manufactured and gross margin/loss and operating expenses as research and development and selling, general and administrative expenses. We maintain a corporate office located in Melville, New York, but employees and consultants in the US work remotely and will continue to do so indefinitely.

To remain competitive, we have built inventory because to secure orders, we require commercial quantities of inventory in order to deliver shortly after orders are placed.

Products, Marketing and Sales

We continue to be in discussions with healthcare companies and distributors for sales of our disposable syringe and prefillable syringe products. We continue to market these products to the U.S. and foreign governments. We will also look to sell our disposable syringe products to hospitals and healthcare groups as opportunities present themselves. We have received an initial purchase order under a supply agreement (See Supply Agreement in Recent Developments).

The Sharps Securegard and Sologard product lines continues to represent our disposable syringe platform commercially available to the market. These platforms have advanced features and benefits to support the needs of the market along with a high level of readiness for manufacturing and the ability to provide large commercial quantities for customers.

As previously disclosed, there continues to be insufficient capital to fund required research & development for the Sharps Provensa product line, which will affect any future commercialization. The product’s specialized technology requires further design and assembly optimization as identified in our previous commercialization efforts. This on-going product refinement process is typical of the development of new technology for the healthcare market to ensure the products are safe and effective for use every time. At this time the Company is not able to determine a timeline for future research and development and commercialization of the Provensa product.

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

The 2025 Offering consisted of 47,619 (pre reverse – 14,285,714) units consisting of 30,089 (pre reverse – 9,029,814) Common Units with gross proceeds of $12.6M and 17,520 (pre reverse – 5,255,900) Pre-Funded Units with gross proceeds of $7.4M. The public offering price per Common Unit was $420 (pre reverse $1.40) or $419.97 (pre reverse $1.3999) for each Pre-Funded Unit, which is equal to the public offering price per Common Unit sold in the offering minus an exercise price of $0.0001 per Pre-Funded Warrant. Each Common Unit consisted of one share of Common Stock and each Pre-Funded Unit consisted of one pre-funded warrant to purchase one share of Common Stock. In addition, each Common Unit and Pre-Funded Unit included: (i) one Series A Registered Common Warrant to purchase one share of Common Stock per warrant at an exercise price of $87.60 (pre reverse - $1.75 and after floor price adjustment upon stockholder approval to $0.292), (“2025 Series A Warrant”) and (ii) one Series B Registered Common Warrant to purchase one share of Common Stock per warrant at an exercise price of $87.60 (pre reverse - $1.75 and after floor price adjustment upon stockholder approval to $0.292) (“2025 Series B Warrant”), collectively, the “2025 Warrants”. The 2025 Series B Warrant provides the holders with an alternative cashless exercise option, which if elected, each holder will receive three shares of Common Stock for each 2025 Series B Warrant cashless exercised. The 2025 Warrants provided for an adjustment of the original exercise price of $525 (pre reverse - $1.75) per warrant, down to an amount no less than a floor price of $87.60 (pre reverse - $0.292) per warrant upon stockholder approval. On March 28, 2025, the stockholders approved a reset and the exercise price of the 2025 Warrants was reduced to $87.60 (pre reverse - $0.292) per warrant and the number of warrants was increased so that the aggregate exercise price payable remains the same as the Offering date (See Note 8 to the Consolidated Financial Statements).

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

Asset Purchase Agreement

On May 20, 2024, the Company entered into an Amendment to the Asset Purchase Agreement dated September 22, 2023, with Nephron and Nephron’s InjectEZ, LLC, (collectively, the “Seller”). The September 22, 2023 agreement superseded the manufacturing and supply agreement entered into in connection with the NPC Agreement on September 29, 2022, and the Nephron Agreement entered into on September 29, 2022. The Amended Asset Purchase Agreement includes the purchase of certain assets. In connection with the Asset Purchase agreement, the Company paid a non-refundable deposit of $1M to be held in escrow as a deposit on the purchase price. The Asset Purchase agreement stipulated that the $1M deposit would be maintained until July 19, 2024, at which date, if the contemplated transaction was not consummated, through no fault of the Seller, the escrow would be released to the Seller by the escrow agent. The escrow deposit of $1M was released to the Seller and recorded in Other Expense as a forfeited agreement cost in the three months ended June 30, 2024. The Company and Seller are currently not actively working towards a further amendment of the Asset Purchase Agreement. If this changes in the future, the closing of the Asset Purchase Agreement would be contingent on obtaining further amendments and the necessary financing, of which there can be no assurance.

Supply Agreement

On July 24, 2024, the Company entered into a Supply Agreement (the “Agreement”) with Stericare Solutions, LLC, a Texas limited liability company (“Stericare”), pursuant to which Stericare agreed to purchase 520 million units of 10ml polypropylene (“PP”) Sologard syringes from the Company. The specific purchase price is confidential, but revenues are expected to exceed $50 million. Under the terms of the Agreement, Stericare has committed to purchasing 520 million units of 10ml PP Sologard syringes in the following increments: 40 million units in the first year, and 120 million units each year for the remainder of the Agreement’s term. The Agreement has an initial five (5)-year term, targeted to commence in November 2024 (the “Initial Term”). Upon expiration of the Initial Term, the Agreement will automatically renew for successive one (1)-year periods (each, a “Renewal Term”), unless either party provides written notice of termination at least ninety (90) days prior to the end of the Initial Term or any Renewal Term. To date, Sharps has used pilot tooling for initial material qualifications and concept product approvals. As part of the proceeds from the recent $20 million financing, the Company has placed orders for advanced production technology for Sologard and will soon begin installation and operational qualification for the next phase of the project with Stericare. On April 30, 2025, the Company received the initial purchase order under the Agreement for $400,000. During the quarter ended June 30, 2025, the Company commenced shipments and recorded revenues under the Agreement.

The proceeds from the 2024 fundraising efforts were utilized to further increase production capacity, build inventory, and support working capital requirements. A portion of the proceeds from the January 2025 offering will be allocated to expanding production capacity in Hungary, including the purchase of advanced machinery and other facility upgrades. This expansion will facilitate the fulfillment of Securegard and Sologard, including the continued fulfillment of shipments under the aforementioned Stericare purchase order and ongoing activities with other European companies.

The Company is committed to driving revenue growth from both the Securegard and Sologard projects in 2025, as well as securing manufacturing capacity for the Company’s next generation polymer-based prefillable syringes. With the recent financing secured, the Company believes that it is positioned to advance its growth strategy by utilizing it’s working capital to support essential operating expenses. Production is currently on track, with the Company commencing revenue in the quarter ended June 30, 2025.

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

The Company presented its plan to regain compliance with the minimum bid price requirement and the net worth requirements at the Hearing on April 29, 2025. In the interim, the Company’s common stock and warrants will remain listed on Nasdaq under its existing symbols, “STSS” and “STSSW” while it awaits the hearing and Panel decision.

On May 21, 2025, the Compaany was notified by Nasdaq that the Company met the required listing requirements.

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

Nature of Business

Sharps Technology, Inc. (“Sharps” or the “Company”) is a medical device and pharmaceutical packaging company that has designed and patented various safety syringes and has safety syringe product designs that were acquired and commenced commercialization in the second quarter of 2025i by manufacturing and distribution of its products. See Recent Developments for initial order that transitioned the Company to revenue.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024.

	Three Months Ended
	June 30, 2025	June 30, 2024	Change	Change %
Net Revenue	222,722	-	222,722	100%
Total cost of goods manufactured	1,254,749	-	1,254,749	100%
Gross Margin (Loss)	$(1,032,027)	-	(1,032,027)	-100%

Research and development	$(61,455)	(180,297)	$118,842	66%
Selling, General and administrative	(1,912,900)	(1,740,803)	(172,097)	-10%
Net Interest income (expense)	96,953	5,288	91,665	1,733%
Other income (expense)	-	(1,000,000)	1,000,000	-100%
FMV gain / (loss) adjustment on warrants	6,468,811	822,130	5,646,681	687%
Foreign currency gain / (loss)	(75)	(8,645)	-8,570	-99%

Net gain (loss)	$3,559,307	$(2,102,327)	$5,661,634	269%

Net Revenue/Gross Margin

For the three months ended June 30, 2025, we recognized revenues on its first sale of Securegard and Sologard syringes for $222,722, of which the supply agreement with Stericare represented 60% of the net revenue (See Recent Developments – Supply Agreement).

Given recent market factors, including the uncertainty of the global tariffs, as of June 30, 2025 a lower of cost or market (“LCM”) reserve was established. This resulted in a cost of $730,086 for the period. The remaining negative gross margin of $301,941 is principally reflective of a) excess manufacturing costs incurred of $199, 000 for labor and overhead prior to meeting planned production capacity, expected to be achieved with the receipt of and the implementation of new equipment and related qualification and b) sales at LCM vs standard cost resulting in a margin loss of $75,000.

Research and Development

For the three months ended June 30, 2025, Research and Development (“R&D”) expenses decreased to $61,455 compared to $180,297 for the three months ended June 30, 2024. The decrease of $118,842 was due to a) lower depreciation expense of $63,099 partially attributed to the 2024 impairment of certain fixed assets used in R&D and b) lower R&D labor and consulting of $55,743 given the shift in activities from R&D to manufacturing.

Selling, General and Administrative

For the three months ended June 30, 2025, Selling, General and Administrative (“G&A”) expenses were $1,912,900 as compared to $1,740,803 for the three months ended June 30, 2024. The increase of $172,097 was primarily attributable to an increase in professional services of $210,000 from $132,000 in 2024 to $342,000 in 2025 from increased legal and accounting fees. In addition, general operating costs in the manufacturing plant increased $120,000 coupled with a $16,200 increase in public company and investor relations, $11,000 increase in depreciation expense and $9,300 in travel. These increases were partially offset by lower: payroll and stock compensation ($149,800), insurance ($17,900), marketing ($8,700), rent ($8,800), computer ($3,700) and patent fees ($5,000).

Net Interest income (expense)

Net Interest income, was $96,953 for the three months ended June 30, 2025, compared to interest income of $5,288 for the three months ended June 30, 2024. Net interest changed, by $91,665 due to higher average cash balances in the current period directly related to the net proceeds from the Janaury 2025 offering.

Other income (expense)

Other was an expense of $1,000,000 for the three months ended June 30, 2024. An escrow deposit of $1M, relating to the Asset Purchase Agreement with Nephron, was released to the Seller on July 19, 2024, under the terms of the agreement and recorded as forfeited agreement cost (See Note 14 to the Unaudited Condensed Consolidated Financial Statements).

FMV Adjustment for Warrants

The value of certain Warrants requires the Fair Market Value (“FMV”) to be recorded at the date warrants are issued and then be remeasured at each reporting date while outstanding, with recognition of the changes in fair value to other income or expense in the Unaudited Condensed Consolidated Statement of Operations. For the three months ended June 30, 2025, the Company recorded a FMV gain adjustment of $6,468,811 to reflect the net effect of the remeasurement adjustment based on the change in market value and the decrease in number of Warrants outstanding as of June 30, 2025. (See Notes 8 and 10 to the Unaudited Condensed Consolidated Financial Statements).

Results of Operations – Six Months Ended June 30, 2025 and 2024.

	June 30, 2025	June 30, 2024	Change	Change %
Net revenue	$222,722	-	$222,722	100%
Total cost of goods manufactured	1,254,749	-	1,254,749	100%
Gross margin (loss)	(1,032,027)	-	(1,032,027)	-100%

Research and development	(143,471)	(377,736)	234,265	62%
Selling, general and administrative	(3,852,653)	(3,387,416)	(465,237)	-14%
Net interest income (expense)	(530,038)	24,312	(554,350)	-2280%
Other income (expense)	-	(1,000,000)	1,000,000	100%
FMV gain / (loss) adjustment for derivatives	11,087,700	1,672,187	9,415,513	563%
Foreign currency gain / (loss)	(41,370)	(16,060)	(25,310)	-158%

Net gain (loss)	$5,488,141	(3,084,713)	8,572,854	278%

Net Revenue / Gross Margin

For the six months ended June 30, 2025, Sharps Technology recognized its first sale of Securegard and Sologard syringes for $222,722. of which the supply agreement with Stericare represented 60% of the net revenue (See Recent Developments – Supply Agreement).

Given recent market factors, including the uncertainty of the global tariffs, as of June 30, 2025 a lower of cost or market (“LCM”) reserve was established. This resulted in a cost of $730,086 for the period. The remaining negative gross margin of $301,278 is principally reflective of a) excess manufacturing costs incurred of $199,000 for labor and overhead prior to meeting planned production capacity, expected to be achieved with the implementation of new equipment upon receipt and qualification and b) sales at LCM vs standard cost resulting in a margin loss of $75,000.

Research and Development

For the six months ended June 30, 2025, Research and Development (“R&D”) expenses decreased to $143,471 compared to $377,736 for the six months ended June 30, 2024. The decrease of $234,265 was primarily due to a shift to increased manufacturing and reduced R&D activities in 2025 as compared to the 2024 period which amounted to lower expenses of $108,000. In addition, depreciation expense decreased $126,200 partially related to non-recurring impairment of certain fixed assets in 2024.

Selling, General and Administrative

For the six months ended June 30, 2025, Selling, General and Administrative (“SG&A”) expenses were $3,852,653 as compared to $3,387,416 for the six months ended June 30, 2024. The increase of $465,237 was primarily attributable higher professional services of $363,600 from increased legal and accounting fees. In addition, general operating costs in the manufacturing plant increased $126,000, $135,500 increase in public company and investor relations, $9,000 increase in depreciation expense, $8,000 in travel, $6,800 in rent, and $14,300 in computer costs. These increases were partially offset by lower: payroll and stock compensation ($91,000), insurance ($78,700), lower marketing ($11,700), and patent fees ($16,600).

Net Interest income (expense)

Net Interest expense, was $530,039 for the six months ended June 30, 2025, compared to interest income of $24,312 for the six months ended June 30, 2024. Net interest changed, by $554,350 primarily due to the interest on debt charge of $708,390 in current period partially offset by higher average cash balances that generated higher interest income of $154,040.

Other income (expense)

Other was an expense of $1,000,000 for the three months ended June 30, 2024. An escrow deposit of $1M, relating to the Asset Purchase Agreement with Nephron, was released to the Seller on July 19, 2024, under the terms of the agreement and recorded as forfeited agreement cost (See Note 15 to the Unaudited Condensed Consolidated Financial Statements).

FMV Adjustment for Warrants

Certain Warrants require the Fair Market Value (“FMV”) to be remeasured at each reporting date while outstanding with recognition of the changes in fair value to other income or expense in the unaudited condensed consolidated statement of operations. For the six months ended June 30, 2025, and 2024, the Company recorded a $11,087,700 and $1,672,187 FMV gain to reflect adjustments required for outstanding Warrants liabilities. (See Notes 8 and 10 to the Unaudited Condensed Consolidated Financial Statements)

Liquidity and Capital Resources

At June 30, 2025, and December 31, 2024, we had a cash balance of $8,322,192 and $864,041, respectively. The Company had working capital of $8,081,406 at June 30, 2025 as compared to a working capital deficiency of $2,011,679 as of December 31, 2024. The increase in our working capital of $10,093,085, after net proceeds from offering in 2025 of $18,175,042, was primarily due to the use of cash of $4,355,930 in operations, investing in fixed assets purchased or payments made under orders placed of $1,959,758 and cash used to repay the short-term Note of $4,222,012. The Company intends to finance its future development and commercialization activities and its working capital needs with the recent offering proceeds and further with the sale of equity securities and/or with additional funding from other traditional financing sources until such time that funds provided by operations are sufficient to fund working capital requirements. The Company is debt free (See Note 7 to the Unaudited Condensed Consolidated Financial Statements).

In 2024, the Company completed various offerings and private placements. (“Financings”) The proceeds from such Financings were used to fund working capital to build inventory, fund capital expenditure and operating costs.

Cash Flows

Net Cash Used in Operating Activities

The Company used cash of $4,355,930 and $3,528,676 in operating activities for the six months ended June 30, 2025 and 2024, respectively. The change in cash used was principally due to the Company incurring higher G&A expenses, increase in inventory and manufacturing costs partially offset by lower R&D activities, excluding non-cash items, as described above during the six months ended June 30, 2025.

Net Cash Used in Investing Activities

For the six months ended June 30, 2025 and 2024, the Company used cash in investing activities of $1,959,758 and $1,019,355, respectively. In both periods cash was used to acquire or pay deposits for fixed assets. In 2025, the increase is directly attributed to the aforementioned capital requirements for fulfillment under the Stericare customer order and other future business opportunities.

Net Cash Provided by Financing Activities

For the six months ended June 30, 2025, and 2024, the Company provided cash from financing activities of $13,953,030 and $2,972,348 respectively. In the 2025 period, the cash provided was from the $18,175,043 in net proceeds from the Offerings in January 2025 offset by the debt repayment of $4,222,012. In the 2024 period, the cash provided was from exercise of warrants.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 10, 2024, Barry Berler (“Berler”), a co-founder and former Chief Technology Officer of the Company, commenced a lawsuit in the United States District Court for the Eastern District of New York, Barry Berler v. Sharps Technology, Inc. and Alan Blackman, Case No. 2:24-cv-04787. In this case, Berler asserts (i) claims for damages of an aggregate of $456,000 for defendants’ alleged (1) breach of a consulting agreement with the Company (the “Consulting Agreement”) in the amount of $52,500, (2) failure to pay a bonus with a target of $216,000 under the Consulting Agreement, (3) $187,500, representing 50% of the severance payment paid by the Company to Mr. Blackman, the Company’s co-founder and former Chief Operating Officer and Co-Chairman (ii) a declaration that Berler is the rightful owner of 50% of the Company’s Series A Preferred Stock (which preferred stock is no longer outstanding) and (iii) an injunction barring Blackman from voting the Preferred Stock and from transferring the Preferred Stock to the Company. The Company has assumed Blackman’s defense pursuant to indemnification obligations. The Company has accrued for the claim for unpaid monthly consulting fees. No amounts have been accrued for the bonus and severance claims. The Company believes that Berler’s claims are without merit and intends to defend itself vigorously. On September 17, 2024, the Company filed an answer and counterclaims with respect thereto, including for recoupment of certain compensation the Company previously paid to Berler. On February 27, 2025 the Company filed an amended answer, counterclaims and third-party claims against Berler, Plastomold Industries Ltd. (“Plastomold”), Plasto Design Ltd and Plasto Design Solutions. This case is in the discovery stage.

On June l7, 2024, Berler filed a demand for arbitration and statement of claim under the commercial arbitration rules of the American Arbitration Association (“AAA”) against the Company asserting claims for payment of $500,000 plus interest, under the Company’s royalty agreement with Berler, as amended, rescission thereof and reversion to Berler of the intellectual property rights subject thereto. The Company believes that Berler’s claims are without merit and intends to defend itself vigorously in connection with these claims. The Company filed an answer with counterclaims. This proceeding is in the discovery stage.

On April 3, 2024, Plastomold commenced a lawsuit against the Company in the United States District Court for the Eastern District of New York, Plastomold Industries Ltd v. Sharps Technology, Inc., Case No. 2:24-CV-02580, asserting claims for damages in the amount of $1.762 million for alleged (1) failure to pay invoices, of which approximately $1 million would relate to a maintenance agreement for units allegedly manufactured and sold using machinery that was defective and has never successfully produced any saleable products, (2) breach of the implied covenant of good faith and fair dealing, (3) unjust enrichment, and (4) conversion. Plastomold asserts it provided certain products and services to the Company for which its invoices were not fully paid. The Company believes that Plastomold’s claims are without merit and intends to defend itself vigorously and no amounts have been reserved at this point. On June 3, 2024, the Company filed an answer and affirmative defenses and counterclaim, which counterclaim is for damages that the Company believes would exceed the claims asserted by Plastomold, based on the insufficiency of Plastomold’s services and the results thereof, including the failure to provide machinery capable of reliably manufacturing the designated products in compliance with design specifications and functionality requirements, and with respect to which test results failed. This proceeding is in the discovery stage.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Form 10-K for the year ended December 31, 2024, any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the Form 10-K for the year ended December 31, 2024 except as stated below.

The Company’s operations and financial results could be adversely affected by international trade policies, including recent tariffs regulations.

We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sale of Unregistered Equity Securities

During the quarter ended June 30, 2025 no unregistered sales of equity securities occurred.

OTHER ITEMS

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1	Employment Agreement, dated August 13, 2025, between the Company and Paul K Danner
31.1*	Certification of Chief Executive Officers (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officers (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Definition Link
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.
+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 13th day of August 2025.

SHARPS TECHNOLOGY, INC.

August 13, 2025	/s/ Robert M. Hayes
Robert M. Hayes
Chief Executive Officer and Director (Principal Executive Officer)

August 13, 2025	/s/ Andrew R. Crescenzo
Andrew R. Crescenzo
Chief Financial Officer
(Principal Financial Officer)

