Form 10-Q
period 2025-09-30
Sharps Technology Inc.
filed 2025-11-14
CIK 1737995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 14, 2025, 28,226,153 shares of the registrant’s common stock, par value $0.0001 per share, were issued and outstanding.

2

Item 1. Financial Statements:

SHARPS TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
Assets:
Current Assets
Cash	$10,521,706	$864,041
USDC (Note 6)	14,696,002	-
Account Receivable –product trade, net	211,435	-
Accounts Receivable - digital	778,811	-
Tax Receivable - VAT	478,883	102,493
Escrow Deposit	500,000	250,000
Prepaid expenses and other current assets (Note 3)	10,672,187	89,735
Derivative assets, net (Note 8)	1,054,626	-
Inventories, net (Note 4)	745,261	1,867,671
Current Assets	39,658,911	3,173,940

Fixed Assets, net of accumulated depreciation (Note 5)	103,501	4,035,110
Digital assets, at fair value, (Note 6)	404,197,261	-
Other Assets, including deposits on fixed assets (Note 7)	370	104,698
TOTAL ASSETS	$443,960,043	$7,313,748

Liabilities:
Current Liabilities
Accounts payable	$1,825,118	$976,548
Accrued expenses and other	608,298	346,536
Notes Payable, net of discount (Note 9)	-	3,763,622
Derivative liability, net (Note 8)	446,876	-
Margin loan (Note 8)	7,628,888	-
Warrant liability (Notes 10 and 12)	104,706	98,913
Total Current Liabilities	10,613,886	5,185,619

Deferred Tax Liability (Note 14)	132,000	132,000
Total Liabilities	10,745,886	5,317,619

Commitments and Contingencies (Note 17)
Subsequent Events (Note 19)
Stockholders’ Equity:
Preferred stock, 0.0001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding (2024: 0)	-	-
Common stock, par value; $0.0001 and 500,000,000 (1,666,667: 2024) shares authorized; 27,626,498 shares issued and outstanding (2024: 6,827)	2,761	1

Additional paid-in capital	567,110,600	36,418,041
Accumulated other comprehensive income	391,154	23,293
Accumulated deficit	(134,290,358)	(34,445,206)
Total Stockholders’ Equity	433,214,157	1,996,129
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$443,960,043	$7,313,748

The accompanying notes are an integral part of these financial statements.

SHARPS TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30

(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2025	2024	2025	2024

Product Revenue, net	$83,622	$-	$306,344	$-
Cost of goods manufactured	329,268	-	853,931	-
Cost of goods – inventory reserve	924,010	-	1,654,096	-
Total cost of goods manufactured	1,253,278	-	2,508,027	-
Gross Margin (Loss)	(1,169,656)	-	(2,201,683)	-

Staking Revenue - net	2,205,423		2,205,423

Operations:
Transaction expense - digital assets	810,861		810,861
Research and development	152,109	145,611	295,579	523,347
Selling, General and administrative – (Note 10(a))	110,719,156	1,869,598	114,571,809	5,257,015

Realized and unrealized (gains) loss on digital assets	(15,499,742)	-	(15,499,742)	-
Impairment of long lived fixed assets	7,497,669	-	7,497,669	-
Total operating expenses	103,680,053	2,015,209	107,676,176	5,780,362
Loss from Operations	(102,644,286)	(2,015,209)	(107,672,436)	(5,780,362)

Other income (expense)
Interest income (expense)	68,488	(70,905)	(461,551)	(46,503)
FMV adjustment on warrants	1,208,142	416,560	12,295,842	2,088,747
Other (expense) (Note 15)	-		-	(1,000,090)
Derivative gain/(loss), net	(4,378,749)		(4,378,749)
Foreign currency	413,112	(15,506)	371,741	(31,566)
Total Other income (expense)	(2,689,007)	330,149	7,827,283	1,010,588
Net loss Before Provision for Taxes	$(105,333,293)	$(1,685,060)	$(99,845,153)	$(4,769,774)
Deferred Tax Benefit	-	-	-	-
Net Loss	(105,333,293)	(1,685,060)	(99,845,153)	(4,769,774)
Net loss per share, basic and diluted	$(4.33)	$(379.55)	$(11.79)	$(1,358.58)
Weighted average shares used to compute net loss per share, basic and diluted	24,341,005	4,440	8,465,616	3,511

The accompanying notes are an integral part of these financial statements.

SHARPS TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2025	2024	2025	2024
Net Income (loss)	$(105,333,293)	$(1,685,060)	$(99,845,153)	$(4,769,774)

Other comprehensive income:

Foreign currency translation adjustments	481,638	130,723	367,861	(109,241)

Comprehensive Income (loss)	$(104,851,655)	$(1,554,337)	$(99,477,292)	$(4,879,015)

The accompanying notes are an integral part of these financial statements.

SHARPS TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

(Unaudited)

	Preferred Stock			Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders
	Shares	Amount		Shares	Amount	Capital	Income	Deficit	Equity

Balance -December 31, 2023	1	$		2,314	$-	$32,491,478	$591,812	$(25,149,004)	$7,934,286

Net loss for the three months ended March 31, 2024	-		-	-	-	-	-	(982,386)	(982,386)

Share-based compensation charges	-		-	-	-	126,387	-	-	126,387

Exercise of Pre-Funded Warrants	-		-	60		396	-	-	396

Foreign Currency Translation	-		-	-	-	-	(218,053)	-	(218,053)

Balance - March 31, 2024	1		$-	2,374	$-	$32,618,261	$373,759	$(26,131,390)	$6,860,630

Net loss for the three months ended June 30, 2024	-		-	-	-	-	-	(2,102,327)	(2,102,327)

Share-based compensation charges	-		-	-	-	201,918	-	-	201,918

Exercise of Pre-Funded Warrants	-		-	452	-	2,985	-	-	2,985
Registration A Offering	-		-	636	-	1,296,922	-	-	1,296,922
Warrant Inducements				869	-	978,981	-	-	978,981
Foreign Currency Translation	-		-	-	-	-	(21,911)	-	(21,911)

Balance - June 30, 2024	1		$-	4,331	$-	$35,099,067	$351,848	$(28,233,717)	$7,217,198

Net loss for the three months ended September 30, 2024	-		-	-	-	-	-	(1,685,060)	(1,685,060)

Cancellation of Preferred Share	(1)		-	-	-	-	-	-	-
Share-based compensation charges	-		-	-	-	116,193	-	-	116,193

Issuance of Common Stock – see Note 7	,		-	865		726,350	-	-	726,350

Warrant exercise	-		-	451		298	-	-	298
Foreign Currency Translation	-		-	-	-	-	130,724	-	130,724

Balance - September 30, 2024	-		$-	5,647	$-	$35,941,908	$482,572	$(29,918,777)	$6,505,703

SHARPS TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance – December 31, 2024	-	$-	6,827	$1	$36,418,041	$23,293	$(34,445,206)	$1,996,129

Net income for the three months ended March 31, 2025	-		-	-	-	-	1,928,834	1,928,834

Share-based compensation charges	-	-	-	-	44,383	-	-	44,383
Equity Offering - January 2025	-	-	47,619	4	5,873,405	-	-	5,873,409
Warrant Exercise – Series B Cashless –	-	-	431,395	43	(43)	-	-	-
Foreign currency translation	-	-	-	-	-	292,573	-	292,573

Balance – March 31, 2025	-	$-	485,841	$48	$42,335,786	$315,866	$(32,516,372)	$10,135,328

Net income for the three months ended June 30, 2025	-	-	-	-	-	-	3,559,307	3,559,307

Share-based compensation charges	-	-	-	-	288,109	-	-	288,109
Warrant Exercise – Series B Cashless –	-	-	537,373	53	(53)	-	-	-
Foreign currency translation	-	-	-	-	-	556,926	-	556,927

Balance – June 30, 2025			1,023,214	101	42,623,842	872,792	(28,957,065)	14,539,670

Net loss for the three months ended September 30, 2025	-	-	-	-	-	-	(105,333,293)	(105,333,293)

Share-based compensation charges	-	-	-		104,634,010	-	-	104,634,010
Equity Offering - August 2025	--	--	24,338,649	2,433	403,232,255	-	-	403,234,688
Exercise of Series A warrants	-	-	315,805	32	1,954,515	-	-	1,954,547
Exercise of Prefunded Warrants	-	-	388,462	39	-	-	-	39
Shelf Offering – shares issued	-	-	1,560,368	156	14,665,978	-	-	14,666,134
Foreign currency translation	-	-	-	-	-	(481,638)	-	(481,638)

Balance – September 30, 2025	-	-	27,626,498	$2,761	$567,110,600	$391,154	$(134,290,358)	$433,214,157

The accompanying notes are an integral part of these financial statements.

SHARPS TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30

(UNAUDITED)

	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(99,845,153)	$(4,769,774)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Digital assets received as staking revenues	(2,205,423)	-
Realized (gain)/loss on digital assets	(635,000)	-
Realized (gain)/loss on derivatives	2,845,000	-
Unrealized (gain)/loss on digital assets	(14,864,742)	-
Unrealized (gain)/loss on derivatives	1,533,749	-
Depreciation and amortization	416,963	583,006
Stock-based compensation	104,966,502	444,498
Accretion of debt discount	708,390	75,192
FMV adjustment for warrants	(12,295,842)	(2,088,747)
Escrow forfeited	-	1,000,000
Inventory reserve adjustment	1,654,096	-
Loss on impairment of fixed assets	7,497,669	-
Foreign exchange (income) loss	(413,112)	31,566
Changes in operating assets:
Accounts receivable – trade & digital	(982,931)	-
VAT receivable, prepaid expenses and other current assets	(819,930)	(47,233)
Inventory	(450,260)	(349,317)
Accounts payable and accrued liabilities	1,146,496	(51,326)
Net cash used in operating activities	(11,743,528)	(5,172,135)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of digital assets	(186,104,214)	-
Purchase of and deposits paid for fixed assets	(3,401,811)	(69,659)
Escrow payment under agreement	-	(1,000,000)
Net cash used in investing activities	(189,506,025)	(1,069,659)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from offerings and warrant exercises	207,320,039	2,972,646
Proceeds from margin loan	7,628,888	-
Net proceeds from Debt financing	-	2,735,300
Repayment of Debt	(4,222,012)	-
Net cash provided by financing activities	210,726,915	5,707,946

Effect of exchange rate changes on cash	180,303	(5,863)

NET INCREASE (DECREASE) IN CASH	9,657,665	(539,711)
CASH — BEGINNING OF PERIOD	864,041	3,012,908
CASH — END OF PERIOD	$10,521,706	$2,473,197

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Digital assets received from common stock issuance	144,035,589	-
USDC received from common stock issuance	86,104,501	-
Cash Interest (OID) paid, attributed to Note (see Note 9)	$875,000	-
Cash paid for taxes	-	-

The accompanying notes are an integral part of these financial statements.

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

Note 1. Description of Business

Nature of Business

Sharps Technology, Inc. (“Sharps” or the “Company”) is a medical device sales and distribution enterprise engaged in the marketing and distribution of syringe products and related drug-delivery systems. Prior to August 24, 2025, the Company was also focused on design and manufacture of a portfolio of conventional and safety syringes.

On August 24, 2025, the Company adopted a digital asset treasury strategy focused on accumulating Solana (“SOL”), the native digital asset of the Solana blockchain.

On August 28, 2025, the Company (“Buyer”) acquired the shares of SOL Equity Limited, a Cayman Islands exempt company from Catan Holdings LP, a Cayman Islands corporation (“Seller”) which was a non-operating company. The Seller, assigned, transferred and conveyed to Buyer, and Buyer hereby purchased and accepted from Seller, all of the issued and outstanding shares free and clear of all liens, claims and encumbrances, for nominal consideration of $1.00. The assets acquired, included a custodian account with no balance and a ticker reservation account. The Seller further represented that, as of August 28, 2025 no other Assets and no liabilities of any kind existed. The purposes of the SOL Equity Limited will be the entity that operates the digital asset treasury segment.

The accompanying consolidated financial statements include the accounts of Sharps Technology, Inc. and its wholly owned subsidiaries, Safegard Medical (Hungary) KFT, and SOL Equity Limited, collectively referred to as the “Company.” All intercompany transactions and balances have been eliminated.

The Company’s fiscal year ends on December 31.

On April 13, 2022, the Company’s Initial Public Offering was deemed effective with trading commencing on April 14, 2022. The Company received net proceeds of $14.2 million on April 19, 2022 (See Note 10).

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) and are expressed in U.S. dollars. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2024.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not generated any cash flow from operations since inception but commenced generating syringe revenues in the second quarter of 2025 and staking revenue in the third quarter of 2025. As of and for the nine months ended September 30, 2025, the Company used cash in operations of $11.7M. The Company’s adoption of the business strategy with digital assets and the current investment in Digital Assets of $404.2M, cash of $10.5M and USDC of $14.7M is deemed sufficient to fund the Company’s planned operations for the next twelve months. The current liquidity no longer raises substantial doubt regarding the Company’s ability to continue as a going concern.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of digital assets and derivative liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. As of September 30, 2025, the most significant estimates relate to inventory reserves, digital assets, derivative liabilities, stock-based compensation, and derivatives.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original or remaining maturity of nine months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are maintained with various financial institutions. At September 30, 2025 and December 31, 2024, the Company had $10,521,706 and $864,041, respectively and no cash equivalents at either date.

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

Note 2. Summary of Significant Accounting Policies (continued)

Concentration of Credit Risk

The Company’s cash, USDC, certain digital assets held, accounts receivable, and deposits are potentially subject to concentration of credit risk.

Cash is primarily placed with financial institutions which are of high credit quality. The Company does have corporate deposit balances with financial institutions which exceed the Federal Deposit Insurance Corporation insurance limit of $250,000. The Company has not experienced losses on these accounts and does not believe it is exposed to any significant credit risk with respect to these accounts.

The Company holds USDC, a stablecoin redeemable on a one-to-one basis for U.S. dollars and issued by Circle Internet Financial, LLC. (“Circle”). USDC is a short-term digital asset in the Condensed Consolidated Financial Statements and as of September 30, 2025, the underlying reserves were held in cash, short-duration U.S. Treasuries, and overnight U.S. Treasury repurchase agreements within segregated accounts for the benefit of USDC holders.

As of September 30, 2025, $5.7M of our USDC holdings of $14.7M is restricted by one of our custodians, as collateral held for our derivative account activity.

Inventories

The Company values inventory at the lower of cost (average cost) or net realizable value. Work-in-process and finished goods inventories consisted of material, labor, and manufacturing overhead. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. A reserve is established for any excess or obsolete inventories or they may be written off. At December 31, 2024, inventory is comprised of raw materials, components, and finished goods. At September 30, 2025, inventory is comprised of finished goods (See Note 4).

During the three months ended September 30, 2025, a reserve for the net realizable value of inventory was established of $924,010 based on a current corporate strategy to operate as a distributor and terminate manufacturing operations. During the three months ended June 30, 2025, a reserve for the negative impacts of recent market factors, including recent global tariff assessments, was established in the amount of $730,086. The aforementioned reserves are included in the costs of goods manufactured.

Digital Assets

Pursuant to ASU 2023-08, Intangibles — Goodwill and Other — Crypto Assets: Accounting for and Disclosure of Crypto Assets, codified into ASC subtopic 350-60, in-scope crypto assets are required to be measured at fair value in the statement of condensed consolidated balance sheet, with gains and losses from changes in the fair value of such digital assets recognized in the condensed consolidated statement of operations each reporting period. ASU 2023-08 also requires certain interim and annual disclosures for digital assets within the scope of the standard. Sales and purchases of SOL, USDC, and USDT are reflected as cash flows from investing activities in the condensed consolidated statements of cash flows.

The Company adopted this guidance effective August 25, 2025, as this was the start of the Company first holding in digital assets. SOL and USDC, is measured using Level 1 inputs under ASC 820, based on quoted prices from the principal market. ASC 820 defines “principal market” as the market with the greatest volume and level of activity for the asset or liability. The determination of the principal market (and, as a result, the market participants in the principal market) is made from the perspective of the reporting entity. The digital assets held by the Company are traded on a number of active markets globally. The Company determines Coinbase as its principal market, The Company recognizes staking revenue by utilizing daily prices obtained from Coinbase at the end of the treasury operations day at 5pm ET (“Spot Price”).

A portion of the in-kind SOL invested as part of the August 2025 Offering includes restrictions. These locked SOL will unlock over a period of time and once unlocked can be sold on several SOL exchanges.

While the tokens remain restricted, the locked SOL fair value will include a discount to the Spot price for SOL with which the unrealized gain or loss is recognized. After reviewing the changes in the market price for these and similar locked Sol between August 25th and September 30, 2025 and the discount for in-kind SOL invested at the August 25, 2025 offering, the Company has elected to use the 10% as the discount.

Once the SOL is unlocked, the fair value is measured at the end of the period at the market value without a discount.

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

Certain assets and liabilities of the Company’s including digital assets and warrants are fair valued on a recurring basis with the trading price or FMV using Black Scholes which could cause fluctuations in operating results at the reporting periods.

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities. Valuations are based on quoted prices that are readily and regularly available in an active market and do not entail a significant degree of judgment.

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

Note 2. Summary of Significant Accounting Policies (continued)

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

Fixed Assets

Fixed assets are stated at cost. Expenditures for maintenance and repairs are charged to operations as incurred. The Company’s fixed assets consist of land, building, machinery and equipment, molds, computer system and website. Depreciation is calculated using the straight-line method commencing on the date the asset is operating in the way intended by management over the following useful lives: Building – 20 years, Machinery and Equipment – 3 -10 years and Computer systems and Website – 3 years. The expected life for Molds is based on the lesser of the number of parts that will be produced based on the expected mold capability or 5 years (See Note 5).

Impairment of Long-Lived Assets

Long-lived assets are reviewed annually for impairment or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount of an asset group to the future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the projected discounted future net cash flows arising from the asset. The Company recognized an impairment on its fixed assets, including land, building, equipment, and deposits paid on equipment orders of $7,497,669 during the three months ended September 30, 2025, based on the fair market value of the pending sale, completed on October 14, 2025  (See Note 5).

Purchased Identified Intangible Assets

The Company’s identified intangible assets are amortized on a straight-line basis over their estimated useful lives of 5 years. The Company makes judgments about the recoverability of finite-lived intangible assets whenever facts and circumstances indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, the Company assesses recoverability by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life is shorter than originally estimated, the Company would accelerate the rate of amortization and amortize the remaining carrying value over the new shorter useful life. The Company evaluates the carrying value of finite-lived intangible assets on an annual basis, and an impairment charge would be recognized to the extent that the carrying amount of such assets exceeds their estimated fair value (See Note 7).

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

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

Derivative Instruments

The Company accounts for common stock warrants as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the warrants and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC 480”), Distinguishing Liabilities from Equity (“ASC 480”), treated as level 2 assets, and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own stock and whether the holders of the warrants could potentially require net cash settlement in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

At their issuance date and as of September 30, 2025, certain warrants (see Notes 10 and 12) are accounted for as liabilities as these instruments did not meet all of the requirements for equity classification under ASC 815-40 based on the terms of the aforementioned warrants. The resulting warrant liabilities are re-measured at each balance sheet date until their exercise or expiration, and any change in fair value is recognized in the Company’s consolidated statements of operations.

The Company enters into derivative contracts to manage its exposure to fluctuations in the price of SOL and not for any other purpose. In addition, the Company evaluates its financing and service arrangements to determine whether certain arrangements contain features that qualify as embedded derivatives requiring bifurcation in accordance with ASC 815 - Derivatives and Hedging. Embedded derivatives that are required to be bifurcated from the host instrument or arrangement are accounted for and valued as separate financial instruments. There were no embedded derivatives requiring separation from the host instrument as of September 30, 2025 and December 31, 2024.

The Company does not elect to designate derivatives as hedges for accounting purposes and, as such, records derivatives at fair value, with subsequent changes in fair value and settlements recognized in earnings. The Company classifies derivative assets or liabilities on the Condensed Consolidated Balance Sheets as current or non-current based on whether settlement of the instrument could be required within 12 months of the balance sheet date and for derivatives with multiple settlements, based on the term of the contract.

While the option positions have SOL as the underlying asset, none of the Company’s SOL holdings are transacted as part of settlement. Realized and unrealized gains for purchased and written derivative positions are valued using their closing premium, at the earlier of their maturity date or September 30, 2025 respectively, as the basis for a fair value adjustment.

Market Risk

The Company is exposed to SOL market risk related to our digital asset holdings, which are impacted by the market value of the respective digital asset held. We performed a sensitivity analysis assuming a hypothetical 10% change in the fair value of these digital assets to demonstrate the potential impact on our financial results. A hypothetical 10% increase or decrease in market prices would have positively or negatively impacted our Income (loss) before income taxes by approximately $40.4M for the three and nine months ended September 30, 2025.

The Company is also exposed to this SOL market risk with respect to derivative positions which SOL is the underlying digital asset.

Foreign Currency Translation/Transactions

The Company has determined that the functional currency for its foreign subsidiary is the local currency. For financial reporting purposes, assets and liabilities denominated in foreign currencies are translated at current exchange rates and profit and loss accounts are translated at weighted average exchange rates. Resulting translation gains and losses are included as a separate component of stockholders’ equity as accumulated other comprehensive income or loss. Gains or losses resulting from transactions entered into other than the functional currency are recorded as foreign exchange gains and losses in the condensed consolidated statements of operations.

Comprehensive income (loss)

Comprehensive income (loss) consists of the Company’s condensed consolidated net income (loss) and foreign currency translation adjustments related to its subsidiaries. Foreign currency translation adjustments included in comprehensive income (loss) were not tax effected as the Company has a full valuation allowance at September 30, 2025 and December 31, 2024. Accumulated other comprehensive income (loss) is a separate component of stockholders’ equity and consists of the cumulative foreign currency translation adjustments.

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

Note 2. Summary of Significant Accounting Policies (continued)

Basic and Diluted Loss Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the consolidated statements of operations. Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Basic EPS in the three and nine months ended September 30, 2025 included 38,875,023 and 38,486,561 in pre-funded warrants, respectively. Basic EPS in the three and nine months ended September 30, 2024 included 0 and 407 (reverse effected) pre-funded warrants, respectively (see Note 10). Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of September 30, 2025 and 2024, there were 2,681 (reverse effected) and 71,423,180, respectively of stock options and warrants that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented.

Revenue

Medical Device Packaging Products

The Company generates revenue from the sale of single use medical device packaging products, primarily syringe or as packaging components for a customer’s product. Revenue is recorded, net of sales tax, if applicable. The Company considers revenue to be earned when all the following criteria are met: the Company has a contract with a customer that creates enforceable rights and obligations, promised products are identified, the transaction price is determinable and the Company has transferred control of the promised items to the customer. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in the contract. The transaction price for the contract is measured as the amount of consideration the Company expects to receive in exchange for the goods expected to be transferred. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as control of the distinct good or service is transferred. The Company’s products typically have one performance obligation, which is the sale of a single product. Transfer of control for the Company’s products is generally at shipment or delivery, depending on contractual terms, but occurs when title and risk of loss transfers to the customer. As such, the Company’s performance obligation related to product sales is satisfied at a point in time. The Company recognizes a receivable when it has an unconditional right to payment, which represents the amount the Company expects to collect in a transaction and is most often equal to the transaction price in the contract. Payment terms for shipments to end-user and distributor customers may range from 30 to 90 days. Amounts billed to customers for shipping and handling are included in revenue, while the related shipping and handling costs are reflected in cost of goods manufactured.

Digital Assets Revenue, Realized and Unrealized Gains and Losses

Acquisition of Digital Assets

We acquire liquid SOL tokens through purchases and delegated staking. In the case of liquid bulk purchases, we recognize for cost basis the actual price paid. In the case of liquid TWAP (time-weighted average price) over multiple hour or days, we recognize for cost basis the average price paid for all tokens purchases.

The Company is able to acquire additional locked SOL through direct negotiations with the owner or third-party custodians at a discounted price from the SOL market value price. With the purchase of locked SOL, we recognize the cost basis as the actual price paid including the discount applied from the SOL price. The unlocking newly purchased locked Sol occurs over a series of dates as prescribed by the purchase agreement.

We acquire other digital assets through purchases and record the average price paid as the cost basis.

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

Note 2. Summary of Significant Accounting Policies (continued)

Per ASC 350-60-45-2, gains and losses from the remeasurement of digital assets shall be included in net income and presented separately from changes in the carrying value of other intangible assets. Pursuant to this guidance, changes in fair value are reflected on the income statement in the line item “Realized and unrealized (gain) loss on digital assets” in the operations section of the condensed consolidated statements of operations.   We measure changes in fair value as the difference between the cost basis and the prevailing market price of the digital asset at the date of measurement, multiplied by the quantity held of the digital asset.

These prices are independently analyzed, including comparisons to other exchanges and potential cut-off times.

For the derivative positions, the Custodians provide a period-end spot price for the open positions based on valuation models applied based on various inputs.

Remeasurement on a recurring basis

Subsequent to the acquisitions of SOL, remeasurement of change in fair value is done by taking the spot price as defined above on the last day of the period. Tokens are bifurcated between liquid and locked tokens. In the case of liquid tokens, the aggregate fair value is computed by taking the number of liquid and locked tokens and multiplying by the period-end spot price. As locked tokens become unlocked over time, they will be added to the count of liquid tokens and accordingly, make up less of that discount percentage over time when computing aggregate fair value on locked tokens.  In the case of locked tokens, the aggregate fair value is computed by taking the number of locked tokens, discounted by 10%.

The 10% discount for September 30, 2025 used by management is based on the initial investor discount in the August 2025 Offering and other quoted data and in the future will be historical purchases of locked SOL management has made on behalf of the Company.  Management monitors this discount percentage and adjusts when appropriate Per ASC 350-60-45-2, gains and losses from the remeasurement of digital assets shall be included in net income and presented separately from changes in the carrying value of other intangible assets. Pursuant to this guidance, changes in fair value are reflected on the income statement in the line item “Realized and unrealized (gain) loss on digital assets” in the operations section of the condensed consolidated statements of operations.

Subsequent to the acquisition of other digital assets, remeasurement of change in fair value is done by taking the spot as defined above on the last day of the period.

Staking revenue

We earn staking rewards by delegating our digital assets to third-party validators on proof-of-stake blockchain networks. These tokens remain under the Company’s control and are not derecognized, as the delegation does not constitute a transfer of control under ASC 610-20 or ASC 350-60.

While there is no explicit guidance under U.S. GAAP for staking activities, the Company applies the principles of ASC 606, Revenue from Contracts with Customers, by analogy. Management evaluates whether a contract exists, identifies the performance obligations, and determines whether the Company acts as a principal or agent in the transaction. The transaction price is measured at the fair value of the digital assets received at the time control is obtained. Due to the evolving nature of blockchain protocols and limited regulatory guidance, management exercises significant judgment in evaluating validator reliability and the risk of slashing or forfeiture. Changes in protocol rules or accounting interpretations may materially impact how staking revenue is recognized and measured. SOL tokens held by the Company, whether liquid or locked, are eligible for staking. The Company evaluation has determined that it is the delegator and the Custodians, via agreements with validators, are the validators. Therefore, the Company should recognize the staking rewards on a net basis. The Company believes that the Staking rewards variable revenue should be recognized when the staking rewards are received from the validator in the Company’s staking account.

Rewards are recognized as revenue as is earned at the end of each epoch (just under two day periods for SOL). The FMV of the revenue is calculated using the spot price of SOL at the end of the epoch. For locked SOL where the staking rewards inherit the maturity of their underlying token, the 10% discount is applied. This revenue is reported on the Statements of condensed consolidated statement of operations under the line item “Staking Revenue.”  Changes in fair market value of the staking revenue after the initial staking revenue is recognized are reflected on the condensed consolidated statement of operations as “realized and unrealized (gain) loss on digital assets”.

Realized disposition of the digital assets

To the extent such digital assets may be disposed, unrealized gain or (losses) shall be reversed and realized gains or (losses) shall be recorded for the difference between FMV price at disposition and its cost. For sales of digital assets, this would be the net transaction price. In the case of transfers of custody to third parties this is the spot price of the asset on the day of the transfer.

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

Note 2. Summary of Significant Accounting Policies (continued)

Product Warranties

The Company provides product warranties that: i) the products meet the terms of the customer order, ii) the products are not defective and iii) the products will conform to the descriptions set forth in their respective labeling, provided that they are used in accordance with such labeling and the Company’s written directions for use. The Company has not incurred warranty claims.

The Company’s return policy provides that a customer may return incorrect shipments or defective products within specified days following arrival at the customer’s facility. In all such cases, the customer must obtain an prior authorization from the Company. The Company has not incurred returns.

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

Segment Reporting

In the third quarter of 2025, as a result of the previously mentioned treasury policy, management re-evaluated our segment reporting structure and determined that we now operate in two reportable segments. Historically, we operated as a single operating segment focused on our medical device packaging platform. The change in reportable segments had no effect on previously reported results. The Company’s chief operating decision makers (“CODM”) are its Principal Executive Officer, Chief Investment Officer and Chief Financial Officer. The CODM manage operations and business as two operating segments for the purposes of allocating resources, making operating decisions and evaluating financial performance (See Note 18).

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

Note 2. Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-08, Intangibles - Goodwill and Other - Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”), which establishes accounting guidance for crypto assets meeting certain criteria. SOL meets these criteria. The amendments require crypto assets meeting the criteria to be recognized at fair value with changes recognized in net income each reporting period. Upon adoption, a cumulative-effect adjustment was made to the opening balance of retained earnings as of the beginning of the annual reporting period of adoption. ASU 2023-08 is effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years, with early adoption permitted. The Company elected to early adopt ASU 2023-08 for the year ended December 31, 2025, effective as of August 25, 2025. As a result of the adoption, the Company did not have a cumulative-effect adjustment as the Company did not have any Crypto Assets prior to August 25, 2025.  Effective with the quarter ended September 30, 2025, SOL, the token of Solana blockchain, is recognized at fair value.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses, which provides for all entities with the option to elect a practical expedient that assumes that current conditions as of the balance sheet do not change for the remaining life of an asset, with respect to estimates of expected credit losses. This guidance is effective for annual reporting periods beginning after December 15, 2025 and interim periods within those annual reporting periods, with early adoption permitted and application of guidance prospectively. We are currently evaluating the effect of this pronouncement.

Reclassification of Prior Period Presentation

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on previously reported total revenues, operating income (loss), net income (loss), or stockholders’ equity.

Note 3. Prepaid Expenses and Current Assets

Prepaid expenses and other current assets consisted of the following at September 30, 2025 and December 31, 2024:

	2025	2024
Insurance	$700,463	$35,000
Consulting agreement — Note 15	9,816,826	-
Other	154,898	54,735
Total	$10,672,187	$89,735

Note 4. Inventories

Inventories, net consisted of the following at September 30, 2025 and December 31, 2024:

	2025	2024
Raw materials	$-	$326,068
Work in process	-	81,075
Finished goods	745,261	1,460,528
Total	$745,261	$1,867,671

During the three and nine months ended September 30, 2025, lower of cost or market reserves of $924,010 and $1,654,096, respectively were recorded affecting raw material, work in process and finished goods.

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

Note 5. Fixed Assets

Fixed asset, net, as of September 30, 2025 and December 31, 2024, are summarized as follows:

	2025	2024

Land	$-	$227,575
Building	-	2,665,117
Machinery and Equipment	-	2,143,895
Computer Systems, Website and Other	290,661	290,661
Total Fixed Assets	290,661	5,327,248
Less: accumulated depreciation	(187,160)	(1,292,138)
Fixed asset, net	$103,501	$4,035,110

Depreciation expense of fixed assets for the nine months ended September 30, 2025 and 2024 was $416,963 and $574,719, respectively. Substantially, all of the Company’s fixed assets are located at the Company’s Hungary location.

During the quarter ended September 30, 2025 the Company recorded an asset impairment for assets specific to the Safegard operation, of $5,524,077 based on the fair value of the assets to be $0 on the pending disposal of the assets (Note 19).

Note 6. - Investments in Digital Assets

The following table summarizes Digital Assets held for investment:

	September 30, 2025
	Units	Cost Basis	Fair Value

SOL	1,997,796	$389,332,519	$404,197,261
USDC	14,696,002	$14,696,002	$14,696,002
Total		$404,028,521	$418,893,263

The Company recognizes digital assets at fair value. The Company’s holdings in USDC valued at the spot price of $1.00 USD/USDC.

The following table summarizes the Company’s digital asset purchases, losses (gains) on digital assets, and revenue from staking received for the three months ended September 30, 2025. The three months ended September 30, 2025 represents the initial period digital asset transactions that occurred.

Digital Asset Units	SOL	USDC / USDT	$ USD	Realized Gain / (Loss)
Beginning Digital Assets	-	-	$-
In-Kind Digital Assets (PIPE)	792,176	86,104,501	$230,139,950
Dispositions of Digital Assets	(50,000)	(88,411,950)	$(98,486,234)	$635,000
Digital Asset Purchases	1,249,091	17,003,451	$270,948,193
Staking Rewards Received	6,529		$1,426,612
Ending Digital Assets	1,997,796	14,696,002	$404,028,521
Unrealized Gain / Loss			$14,864,742
Ending Digital Assets	1,997,796	14,696,002	$418,893,263

The following table summarizes the composition of SOL held broken out by liquid and locked as of September 30, 2025:

Approximate number of SOL units.
Liquid SOL	1,281,084
Locked SOL	716,712
Total	1,997,796

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

Note 6. - Investments in Digital Assets (continued)

The Company has approximately 90% of its SOL treasury staked at September 30, 2025. The Company maintains control over the delegated SOL tokens throughout the staking period. Although the tokens undergo a bonding process with validators, the Company retains the ability to initiate unbonding at any time for liquid SOL. Upon notification to the validator, the unbonding process begins, which typically takes up to two days. During this period, the tokens remain unavailable for transfer or sale on the open market. Validators do not gain control over the tokens in a manner that meets derecognition criteria. They cannot sell, pledge, or otherwise dispose of the tokens. As such, the Company continues to recognize the delegated SOL tokens as part of its digital asset holdings.

The following table summarizes the unlocking schedule of SOL tokens currently locked as of September 30, 2025:

Through Year End 2025	72,883
Through Year End 2026	304,832
Through Year End 2027	311,554
Through Year End 2028	27,443
Total	716,712

The Company did not sell any SOL in its Digital Asset Treasury during the quarter ended September 30, 2025. The Company valued the SOL treasury at $209.85 per liquid token and $188.87 per locked token. The aggregate fair value of our locked tokens is computed by taking the number of locked tokens and discounting the month-end spot price by 10%.

For the three and nine months ended September 30, 2025, the Company incurred $810,861 in transactions costs relating to custodian and exchange fees.

Note 7. Other Assets

Other assets as of September 30, 2025 and December 31, 2024 are summarized as follows:

	2025	2024

Intangibles, net	$-	$32,503
Fixed asset deposits	370	370
Other	-	321,825
Total	$370	$354,698

Intangibles were related to the Asset Acquisition in 2022 and consisted of an acquired workforce and permits. Fixed asset deposits, primarily related to machinery and molds of approximately $1,934,268 were impaired and written down to the fair value of $0 at September 30, 2025 and in the three months then ended, since the Company has no plans to utilize the aforementioned equipment and based on the fair value of the assets to be $0 on the pending disposal of the assets. Further, for the same reason in the three months ended September 30, 2025, the Company wrote off $39,324 representing the carrying value of the intangibles (see Note 19).

Note 8. Derivatives

During the periods presented, the Company’s derivatives were all embedded forward contracts to receive or deliver a fixed amount of crypto assets in the future and none were designated as hedging instruments.

The following table summarizes information on derivative instruments by their location in the Condensed Consolidated Balance Sheets, as measured in U.S. dollar equivalents:

	September 30, 2025
	Derivative Impact (Assets)	Derivative Impact (Liabilities)
FMV of Open Derivatives (Long)	$1,054,626
FMV of Open Derivatives (Short)		$446,876
USDC Collateral, included in USDC	$5,700,000
Margin Loan		$7,628,888

The Margin Loan is with a custodian bank and is included in the related custodian agreement and provides for maximum borrowing of $25,000,000. The term of the agreement has no specific term and borrowings are at a variable interest rate of approximately 13%. As of September 30, 2025, $5.7M of USDC holdings are held as collateral against the derivative positions.

The following table summarizes information on derivative instruments by their location in the Condensed Consolidated Statement of Operations, as measured in U.S. dollar equivalents:

	September 30, 2025
	Purchased Derivatives	Written Derivatives	Total
Realized Gain / (Loss)	$(4,017,000)	$1,172,000	$(2,845,000)
Unrealized Gain / (Loss)	$(2,321,873)	$788,124	$(1,533,749)
Total	$(6,338,873)	$1,960,124	$(4,378,749)

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

Note 9. Debt Financing

On September 20, 2024, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) and a Senior Secured Note (the “Note”) for an aggregate principal amount of $4,375,000, including OID interest of $875,000 maturing on January 31, 2025, with certain purchasers (the “Purchasers”), and the issuance of approximately 864 (pre-reverse- 259,091 ) unregistered shares of the Company’s Common Stock. The aggregate gross proceeds to the Company were approximately $3.5 million, before deducting fees to the placement agent and other offering expenses payable by the Company of $514,700 and an escrow deposit of $250,000 required until certain security liens were filed. The Note and the common stock were recorded at the relative fair values of $2.6M and $852,000, respectively, in accordance with ASC 470-20-25-2. The aforementioned expenses were allocated based on the aforementioned fair values as a reduction to the carrying amount of the debt and a reduction of the equity in accordance with ASC 505-10. For the three and nine months ended September 30, 2025, the Company recorded accreted interest and fees of $0 and $708,390, respectively. In connection with the Securities Purchase Agreement and Note, the Company entered into a Registration Rights Agreement with the Purchasers (the “Registration Rights Agreement”), requiring the Company to file a resale registration statement (the “Registration Statement”) with the U.S. Securities and Exchange Commission (the “Commission”) to register the unregistered shares of Common Stock. within forty-five (45) calendar days following the filing date, which is thirty (30) days after the closing date. The Company filed the required resale registration statement on October 23, 2024. The Note was repaid upon maturity (See Note 10).

Note 10. Stockholders’ Equity

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

On August 22, 2025, at the annual meeting of shareholders, the shareholders approved a proposal to authorize Sharps’ Board of Directors in its sole and absolute discretion, to file a certificate of amendment (the “Amendment”) to Sharps’ amended and restated certificate of incorporation to increase the authorized shares of common stock from 1,666,667 shares to 500,000,000 shares.

Common Stock

Securities Purchase Agreements

On  August 25, 2025, Sharps Technology, Inc. (the “Company”) entered into securities purchase agreements (the “Cash Securities Purchase Agreements”) with certain accredited investors (the “Cash Purchasers”) pursuant to which the Company sold to the Cash Purchasers in a private placement offering (the “Cash Offering”) an aggregate offering of (i) 24,338,649 “Cash Shares”) of common stock of the Company, par value $0.0001 per share (the “Common Stock”), at an offering price of $6.50 per share (ii) and 14,038,463 pre-funded warrants (the “Cash Pre-Funded Warrants”) to purchase shares of Common Stock (the “Cash Pre-Funded Warrant Shares,”) at an offering price of $6.4999 per Pre-Funded Warrant, and (ii) stapled warrants (the “Cash Stapled Warrants,” and together with the Common Stock and Cash Pre-Funded Warrants, the “Cash Securities”) to purchase 41,054,034 shares of Common Stock (the “Cash Stapled Warrant Shares,”) at an exercise price of $9.75 per Cash Stapled Warrant. In the Cash Offering, the Cash Purchasers will tender any of U.S. dollars, USDC or USDT (or a combination thereof) to the Company as consideration for the Cash Shares, Cash Stapled Warrants and Cash Pre-Funded Warrants.

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

Note 10. Stockholders’ Equity (continued)

Each of the Cash Pre-Funded Warrants is immediately exercisable for one share of Common Stock at the exercise price of $0.0001 per Cash Pre-Funded Warrant Share, and may be exercised at any time until all of the Cash Pre-Funded Warrants issued in the Offerings (as defined below) are exercised in full. Each Cash Purchaser’s ability to exercise its Cash Pre-Funded Warrants in exchange for shares of Common Stock is subject to certain beneficial ownership limitations set forth therein. Each of the Cash Stapled Warrants is immediately exercisable for one share of Common Stock at the exercise price of $9.75 per Cash Stapled Warrant Share, and may be exercised at any time until the earlier of (i) 36 months after the closing of the Offerings or (ii) all of the Cash Stapled Warrants issued in the Offerings are exercised in full.

On August 25, 2025, the Company also entered into securities purchase agreements (the “Cryptocurrency Securities Purchase Agreements,” and together with the Cash Securities Purchase Agreements, the “Securities Purchase Agreements”) with certain accredited investors (the “Cryptocurrency Purchasers,” and together with the Cash Purchasers, the “Purchasers”) pursuant to which the Company sold and issued to the Cryptocurrency Purchasers in a private placement offering (the “Cryptocurrency Offering” and together with the Cash Offering, the “Offerings”) (i) 24,836,560 pre-funded warrants (the “Cryptocurrency Pre-Funded Warrants” and together with the Cash Pre-Funded Warrants, the “Pre-Funded Warrants”) to purchase shares of Common Stock (the “Cryptocurrency Pre-Funded Warrant Shares,” and together with the Cash Pre-Funded Warrant Share, the “Pre-Funded Warrant Shares”) at an offering price of $6.4999 per Pre-Funded Warrant, and (ii) 24,836,560 stapled warrants (the “Cryptocurrency Stapled Warrants,” and together with the Cash Stapled Warrants, the “Stapled Warrants” to purchase shares of Common Stock (the “Cryptocurrency Stapled Warrant Shares,” and together with the Cash Stapled Warrant Share, the “Stapled Warrant Shares”) at an exercise price of $9.75 per Cryptocurrency Stapled Warrant. In the Cryptocurrency Offering, the Cryptocurrency Purchasers will tender either Unlocked SOL tokens or Locked SOL tokens to the Company as consideration for the Cryptocurrency Pre-Funded Warrants and Cryptocurrency Stapled Warrants.

The exercise of the Cryptocurrency Pre-Funded Warrants and Cryptocurrency Stapled Warrants into Cryptocurrency Pre-Funded Warrant Shares and Cryptocurrency Stapled Warrant Shares, respectively, is subject to stockholder approval (“Stockholder Approval”) which was approved at the Special Shareholder meeting on October 14, 2025. Each of the Cryptocurrency Pre-Funded Warrants is exercisable for one share of Common Stock at the exercise price of $0.0001 per Cryptocurrency Pre-Funded Warrant Share, immediately exercisable following Stockholder Approval (the “Effective Date”), and may be exercised at any time on or after the Effective Date until all of the Cryptocurrency Pre-Funded Warrants issued in the Offerings are exercised in full. Each Cryptocurrency Purchaser’s ability to exercise its Cryptocurrency Pre-Funded Warrants in exchange for shares of Common Stock is subject to certain beneficial ownership limitations set forth therein. Each of the Cryptocurrency Stapled Warrants is exercisable for one share of Common Stock at the exercise price of $9.75 per Cryptocurrency Stapled Warrant Share, immediately exercisable on or after the Effective Date, and may be exercised at any time on or after the Effective Date until the earlier of (i) 36 months after the closing of the Offerings or (ii) all of the Cryptocurrency Stapled Warrants issued in the Offerings are exercised in full.

The gross proceeds from the Cash Securities Purchase Agreements and Cryptocurrency Securities Purchase Agreements aggregated $411M, which investors paid using the following currency: cash of $181M, locked SOL of $137M, unlocked SOL of $7M and stable coin of $86M. The net proceeds of $403M reflect placement agent fees, legal fees, and expenses of $7.5M with net proceeds, after reflecting par value, have been recorded in Additional Paid in Capital of $403.0M.

During the quarter ended September 30 2025, 388,462 Cash Prefunded warrants were exercised and proceeds of $39 were received.

On September 26, 2025, the Company entered into Waiver and Consent (the “Waiver and Consent”) with certain holders of the Company’s securities (who collectively beneficially own at least 50.1% of the then outstanding Registrable Securities, as defined in the Registration Rights Agreement dated August 25, 2025 (the “Registration Rights Agreement”). The Waiver and Consent waived the compliance of the September 29, 2025 filing date and extended the deadline for the Company to file the initial resale registration statement with the Securities and Exchange Commission to the 60th calendar day following the Closing Date, as defined in the Registration Rights Agreement. The initial resale registration statement was filed on October 23, 2025.

Controlled Equity Offering

On September 2, 2025, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with each of Cantor Fitzgerald & Co. (“Cantor”) and Aegis Capital Corp. (“Aegis”) (each, an “Agent” and together, the “Agents”), pursuant to which the Company, from time to time, at its option may offer and sell shares (the “ATM Shares”) of its Common Stock, to or through Cantor, acting as principal and/or the sole designated sales agent having an aggregate sales price of up to $236,605,575 (the “ATM Offering”). Subject to the terms and conditions of the Sales Agreement, Cantor will use its commercially reasonable efforts consistent with its normal trading and sales practices to sell the ATM Shares from time to time, based upon the Company’s instructions. The Company has provided the Agents with customary indemnification and contribution rights in favor of the Agents, and the Agents will be entitled to a commission of 3.0% of the gross proceeds from each sale of the ATM Shares pursuant to the Sales Agreement. Sales of the ATM Shares, if any, under the Agreement may be made in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act or by any other method permitted by law. The Company has no obligation to sell any of the ATM Shares and may at any time suspend offers under the Sales Agreement or terminate the Sales Agreement.

The Common Stock to be sold under the Sales Agreement, if any, will be issued and sold pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-274146), which was filed with the SEC on August 22, 2023, as amended on August 29, 2023 and declared effective by the SEC on September 5, 2023 and a registration statement on Form S-3 (File No. 333-289980) filed pursuant to Rule 462(b) under the Securities Act for the purpose of registering additional securities available to be sold under the registration statement on Form S-3 (File No. 333-274146) (collectively, the “Registration Statement”), including a base prospectus as part of the Registration Statement, and a prospectus supplement dated September 2, 2025 relating to the offer and sale of the ATM Shares pursuant to the Sales Agreement.

During the period September 2, 2025 through September 30, 2025, the Company issued 1.5M shares of common stock under the Sales Agreement and received net proceeds from the Sales Offering of $14.7M after fees paid to the Agents and other offering expenses of $711,000.

January 2025 Offering

On January 29, 2025, the Company closed on an offering (the “2025 Offering”) and received gross proceeds of approximately $20.0 million, before deducting underwriting fees and other offering expenses payable by the Company. The net proceeds were approximately $18.2M, of which $4.2M was used to repay the outstanding Notes (see Note 9).

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

Note 10. Stockholders’ Equity (continued)

The 2025 Offering consisted of 47,619 (pre-reverse – 14,285,714) units consisting of 30,089 (pre-reverse – 9,029,814) Common Units with gross proceeds of $12.6M and 17,520 (pre-reverse – 5,255,900) Pre-Funded Units with gross proceeds of $7.4M. The public offering price per Common Unit was $420 (pre-reverse $1.40) or $419.97 (pre-reverse $1.3999) for each Pre-Funded Unit, which is equal to the public offering price per Common Unit sold in the offering minus an exercise price of $0.0001 per Pre-Funded Warrant. Each Common Unit consisted of one share of Common Stock and each Pre-Funded Unit consisted of one pre-funded warrant to purchase one share of Common Stock. In addition, each Common Unit and Pre-Funded Unit included: (i) one Series A Registered Common Warrant to purchase one share of Common Stock per warrant at an exercise price of $87.60 (pre-reverse - $1.75 and after floor price adjustment upon stockholder approval to $0.292), (“2025 Series A Warrant”) and (ii) one Series B Registered Common Warrant to purchase one share of Common Stock per warrant at an exercise price of $87.60 (pre-reverse - $1.75 and after floor price adjustment upon stockholder approval to $0.292) (“2025 Series B Warrant”), collectively, the “2025 Warrants”. The 2025 Series B Warrant provides the holders with an alternative cashless exercise option, which if elected, each holder will receive three shares of Common Stock for each 2025 Series B Warrant cashless exercised. The 2025 Warrants provided for an adjustment of the original exercise price of $525 (pre-reverse - $1.75) per warrant, down to an amount no less than a floor price of $87.60 ( pre-reverse - $0.292) per warrant upon stockholder approval. On March 28, 2025, the stockholders approved a reset and the exercise price of the 2025 Warrants was reduced to $87.60 (pre-reverse - $0.292) per warrant and the number of warrants was increased so that the aggregate exercise price payable remains the same as the Offering date.

The Pre-Funded Warrants were immediately exercisable and could be exercised at any time until exercised in full. Immediately after closing 16,603 (pre-reverse – 4,980,900) of the Pre-Funded units were exercised and the Company received $498 in proceeds. The underwriter, under an over- allotment option, purchased 7,143 (pre-reverse- 2,142,857) 2025 Series A Warrants and 7,143 (pre-reverse - 2,142,857) 2025 Series B Warrants for $0.0001 per Warrant.

The 2025 Offering was made pursuant to an effective registration statement on Form S-1 (No. 333-284237) previously filed with the U.S. Securities and Exchange Commission (SEC) and declared effective by the SEC on January 27, 2025.

The 2025 Series A Warrants are exercisable immediately and expire 60 months after stockholder approval. The 2025 Series B Warrants are exercisable immediately and expire 30 months after stockholder approval. The exercise price of the 2025 Series A and B Warrants, were adjusted down to $87.60 (pre-reverse - $0.292) after Shareholder approval. Shareholder approval was obtained on March 28, 2025.

On August 25, 2025, the Company entered into an amendment (the “Series A Amendment”) with certain warrant holders which references the Series A Warrants (the “Existing Warrants”) in the amount of 328,196 shares of Common Stock, reflective of the reverse stock split, underlying the Existing Warrants. Pursuant to the Series A Amendment, the holders of the Existing Warrants agreed to reduce the exercise price of their Existing Warrants from $87.60 per share to $6.50 per share. Subsequent to the Series A Amendment, 315,805 of the Series A warrants were exercised and the Company received net proceeds of 1,954,547 (see Note 12).

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

Note 10. Stockholders’ Equity (continued)

On December 5, 2024, the Company, entered into subscription agreements with certain institutional investors, pursuant to which the Company agreed to issue and sell to the investors 828 (pre-reverse – 248,430) shares (the “Shares”) of Common Stock, par value $0.0001 per share of the Company at a price of $585 per share (pre-reverse -$1.95) for gross proceeds to the Company of $484,438 before deducting placement agent fees and commissions of $84,671 with net proceeds, after reflecting par value, have been recorded in Additional Paid in Capital of $399,793. The Shares issued in the offering were offered at-the-market under Nasdaq rules and pursuant to the Company’s Form 1-A (the “Offering Statement”), initially filed by the Company with the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933 (the “Securities Act”), as most recently amended on November 18, 2024, and qualified on December 3, 2024.

On September 23, 2024, as noted in Note 9, in connection with the Securities Purchase Agreement and Note, the Company issued 864 (pre-reverses – 259,091) shares of unregistered common stock. The shares were subsequently registered by the Company with the Security and Exchange Commission.

On May 31 and June 13, 2024, the Company entered into subscription agreements with certain institutional investors, pursuant to which the Company agreed to issue and sell to the investors 636 (pre-reverse - 190,773) shares (the “Shares”) of Common Stock, par value $0.0001 per share of the Company at a price of $2,589 (pre-reverse -$8.63) and received gross proceeds to the Company of $1.6M, before expenses to the placement agent and other offering expenses of $298,000 with net proceeds, after reflecting par value, have been recorded in Additional Paid in Capital of $1,296,903. The shares issued in the offering were offered at-the-market under Nasdaq rules and pursuant to the Company’s Form 1-A (the “Offering Statement”), initially filed by the Company with the Securities and Exchange Commission under the Securities Act of 1933, as amended on May 21, 2024, and qualified on May 30, 2024.

On May 30, 2024, the Company offered warrant inducements (the “Inducement Agreement”) to certain warrant holders (the “Warrant Holders”) which references the warrants registered for sale under both the registration statements on Form S-1 (file No. 333-263715) and/or the registration statement on Form S-1 (File No. 333-275011) (collectively, the “Registration Statements”) for up to a total of 1,666 (pre-reverses - 499,932) warrants to purchase shares of the Company’s common stock, par value $0.0001 per share. Pursuant to the anti-dilution terms in the Inducement Agreement, the exercise price of the existing warrants was reduced from $4,224 (pre-reverse -$14.08) per share to $2,178 (pre-reverse -$7.26) per share. In addition, for each warrant that was exercised, as a result of the Inducement Agreement, the Company agreed to issue the Warrant Holders unregistered warrants with an exercise price of $2,970 (pre-reverse - $9.90) per share (“Inducement Warrants”). In the aggregate, 869 (pre-reverses -260,799) warrants were exercised as a result of the Inducement Agreement and accordingly, 869 shares were issued. The Company received gross proceeds of $1.9M before expenses to the placement agent and other expenses of $285,000. The net proceeds, after reflecting par value, has been recorded in Additional Paid in Capital of $978,955 and with respect to the Inducement Warrants, a liability under ASC 815 was recorded in the amount of $693,064.

On September 29, 2023, the Company completed two simultaneous offerings and received aggregate gross proceeds of approximately $5.6 million, before expenses to the placement agent and other offering expenses of $716,000.

a.	The first offering, the securities purchase agreement offering (the “Shelf Offering”) with institutional investors and the Company resulted in the Company receiving net proceeds from the Shelf Offering and the sale of pre-funded warrants of approximately $2.5 million, includes the value of the pre-funded warrants recorded in APIC, net of $362,000 in fees relating to the placement agent and other offering expenses. The Shelf Offering was priced at the market under Nasdaq rules.

b.	The second offering, the securities purchase agreement offering (“Private Placement”) with institutional investors and the Company received net proceeds from the Private Placement of approximately $2.4 million, net of $354,000 in fees relating to the placement agent and other offering expense. In connection with the Private Placement, the Company issued: (i) 391 (pre-reverse – 117,340) PIPE Shares (or PIPE Pre-Funded Warrants in lieu thereof) and (ii) PIPE Warrants (non-trading) to purchase 1326 (pre-reverse -397,727) shares of our common stock, at a combined purchase price of $7,089 (pre-reverse -$23.63) per unit or $7,082 (pre-reverse - $23,606) per pre-funded unit. The PIPE Warrants had a term of five and one-half (5.5) years from the issuance date and were exercisable for one share of common stock at an exercise price, after effect of the April 2025 and October 2024 reverse split, of $4,224 adjusted to $2,178 at May 30, 2024, based on anti-dilution terms in the warrants. See Note 10 Warrants below for further adjustment. The net proceeds, after reflecting par value, has been recorded in Additional Paid in Capital of $1.6 million and with respect to the PIPE Warrants recorded as a liability under ASC 815 of $985,204. On October 16, 2023, the Company filed an S-1 (Resale) Registration Statement in connection with the Private Placement and on October 26, 2023 the S-1 went effective The PIPE Warrants were fully exercised in 2024.

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

Note 10. Stockholders’ Equity (continued)

On February 3, 2023, the Company completed a securities purchase agreement (“Offering”) with institutional investors and received net proceeds from the Offering of approximately $3.2 million, net of $600,000 in fees relating to the placement agent and other offering expenses. The Offering was priced at the market under Nasdaq rules. In connection with the Offering, the Company issued 341 (pre-reverse - 102,206) units at a purchase price of $11,154 (pre-reverse - $37.18) per unit. Each unit consisted of one share of common stock and one non-tradable warrant (“Offering Warrants”) exercisable for one share of common stock at a price, after effect of the reverse splits in April 2025 and October 2024, of $10,296, adjusted to $4,224 at September 29, 2023 and to $2,178 at May 30, 2024, based on anti-dilution terms in the warrants and a term of five years. See Note 10(f) for further adjustment. The Offering Warrants have a term of five years from the issuance date. On February 13, 2023, the Company filed an S-1 (Resale) Registration Statement in connection with the Offering and on April 14, 2023, an Amendment to the S-1 was filed and went effective.

On April 13, 2022, the Company’s initial public offering (“IPO”) was declared effective by the SEC pursuant to which the Company issued and sold an aggregate of 568 (pre-reverses -170,454) units (“Units”), each consisting of one share of common stock and two warrants, to purchase one share of common stock for each whole warrant, with an initial exercise price of $28,050 (pre-reverse -$93.50) per share, adjusted to and with the effect of reverse splits in April 2025 and October 2024, $10,296 at February 3, 2023 and to $4,224 at September 29, 2023 and to $2,178 at May 30, 2024, based on anti-dilution terms in the warrants, and a term of five years. In addition, the Company granted Aegis Capital Corp., as underwriter a 45-day over-allotment option to purchase up to 15% of the number of shares included in the units sold in the offering, and/or additional warrants equal to 15% of the number of Warrants included in the units sold in the offering, in each case solely to cover over-allotments, which the Aegis Capital Corp. partially exercised with respect to 170 (pre-reverse -51,136) warrants on April 19, 2022.

The Company’s common stock and warrants began trading on the Nasdaq Capital Market or Nasdaq on April 14, 2022. The net proceeds from the IPO, prior to payments of certain listing and professional fees were approximately $14.2 million. The net proceeds, after reflecting par value, has been recorded in Additional Paid in Capital of $9.0 million and with respect to the Warrants as a liability under ASC 815 of $5.2M (See Note 12).

Warrants

a)	In connection with the strategic advisory consulting agreement entered into on August 28, 2025, with Sol Markets, a Cayman Islands exempt company, the Company issued warrants to purchase 6,321,367 shares of the Company’s Common Stock. The warrants have an exercise price of $0.0001, a ten-year term and were fully vested on issuance. The FMV of the warrants recorded for the three and nine months ended September 30, 2025, which was computed based on the market value of the underlying common stock, was $101,331,513 (See Notes 12 and 15).

b)	The Company allocated the proceeds of the January 2025 Offering based on the fair values for the Series A, Series B warrants and Prefunded Warrants. The Company determined the fair value of the Series A and Series B warrants at the Offering date using the Monte Carlo pricing model and treated the valuation as a liability in consideration of the variable number of the issuer’s equity shares in the warrant agreements. The fair value of the Prefunded warrants, also recorded as liability, was based on market price of the common shares. The aggregate fair value at the Offering date was $110.0M and the excess of the fair value over the Offering proceeds of $18.2M, in accordance with ASC 480 “Distinguishing Liabilities from Equity, was recorded as a FMV loss adjustment of $91.8M and a warrant liability of $110M. Subsequent to Shareholder approval of the price adjustment on March 28, 2025 and through March 31, 2025 of 23,933 (pre-reverse – 7,198,124) Series B warrants were exercised, under the alternative cashless feature, at March 31, 2025 with the elimination of the variable feature in the Series A and B warrants and the complete exercise of the Prefunded warrants, a FMV gain adjustment was recorded of $96.3M, decrease in the warrant liability of $102M and increase to stockholders equity of $5.9M. During the three months and nine months ended September 30, 2025, 0 and 53,877 Series B warrants, respectively, were exercised under the alternative cashless feature. At March 31, 2025, Fair Value was determined as follows: Series A at $8.52 ( pre-reverse - $0.0284) using the Black Scholes valuation method and Series B at the contracted value for the alternative cashless value of $9.00 ( pre – reverse - $0.03) (See Note 12 for the Black Scholes assumptions)

The remaining 916 (pre-reverse - 275,000) Prefunded units were exercised prior to March 31, 2025 and the financial statement impact is included above.

Since the initial issuance of 54,762 (pre-reverse 16,258,571) Series B warrants, approximately 98% have been exercised under the alternative cashless feature. At September 30, 2025, 5,307 (pre-reverse 265,650) Series B warrants remain outstanding. As noted, as a result of the Series A Amendment, at September 30, 2025, the outstanding 12,391 Series A warrants no longer meet the liability classification under accordance with ASC 480 “Distinguishing Liabilities from Equity”.

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

Note 10. Stockholders’ Equity (continued)

c)	In September 2024, the Company reduced the exercise price of the 767 (pre-reverse – 230,091) outstanding warrants issued in February 2023 and September 2023 offerings (see below) to $2,178 (pre-reverse - $7.26). As noted below, all the February 2023 and September 2023 warrants are fully exercised.

d)	In connection with the Inducement Warrants in the second quarter of 2024, the Company issued 869 (pre-reverse - 260,799) non-trading Inducement Warrants as noted in Common Stock above. The Inducement Warrants are classified as a liability based on ASC 815 and require remeasurement at each reporting period. The Inducement Warrants are recorded at the FMV, computed using the Black Scholes valuation method and, recorded a FMV gain adjustment of $496 and $82,525 for the three and nine months ended September 30, 2025. For the three and nine months ended September 30, 2024, the Company recorded a FMV gain adjustment of $293,684 (See Note 12).

e)

In connection with an advisory agreement dated February 27, 2025, whereby the advisor and the Company agreed 72,094 warrants would be issued May 5, 2025, for services rendered beyond a cash fee of $45,000 paid at date of the agreement. The warrants have an exercise price of $5.02, a three-year term and were fully vested on issuance. The FMV of the warrants recorded for the three and nine months ended September 30, 2025, was computed using the Black Scholes valuation model was $0 and $326,580, respectively. The assumptions for warrants were: a) volatility of 139.593%, risk free interest rate of 3.71% and 0% dividend rate.

In connection with an one-year advisory services arrangement with the above third-party entered into in April 2023, the Company issued an aggregate of 95 (pre-reverse - 28,636) warrants over the one-year term, at an exercise price of $10,296 (pre-reverse -$34.32) The warrants had a three-year term and were fully vested on issuance. The Company had issued zero warrants during the three months ended September 30, 2024, and 5,909 (pre-reverse - 130,000) during the nine months ended September 30, 2024. The FMV of the warrants recorded for the nine months ended September 30, 2024, computed using the Black Scholes valuation model was $8,590. The assumptions for the nine months ended September 30, 2024, were: a) volatility of 33.46% to 81.62%, three-year term, risk free interest rate of 4.20% to 4.25% and 0% dividend rate. The warrant holder forfeited the warrants on June 1, 2025 for no further consideration.

f) )	In connection with the Private Placement in September 2023, the Company issued 1,326 (pre-reverse -397,727) non-trading PIPE Warrants as a component of the Unit as noted in Common Stock above. The PIPE Warrants were recorded at the FMV, computed using the Black Scholes valuation method. The PIPE Warrant’s liability required remeasurement at each reporting period. The PIPE Warrants were classified as a liability based on ASC 815. For the three and nine months ended September 30, 2024, the Company recorded a FMV gain (loss) adjustment of $(181,163), including the modification charge of $(148,091) and $470,721, including a modification charge of $(637,316), respectively. The warrants were fully exercised in 2024.

g)	In connection with the Offering in February 2023, the Company issued 341 (pre-reverse -102,206) non-trading warrants Offering Warrants as a component of the Unit as noted in Common Stock above. The Offering Warrant’s liability required remeasurement at each reporting period. The Offering Warrants were recorded at the FMV, computed using the Black Scholes valuation method. The Offering Warrants are classified as a liability based on ASC 815. For the three and nine months ended September 30, 2024 the Company recorded FMV gain adjustments of $7,563, including the modification charge of 7,612 referred to in Note 12 and $214,019, respectively The warrants were fully exercised in 2024.

h)	In connection with the IPO in April 2022, the Company issued 1,136 (pre-reverse - 340,900) warrants (Trading Warrants) as a component of the Units and 170 (pre-reverse- 51,136) warrants to the underwriter (Overallotment Warrants), as noted in Common Stock above. The Trading and Overallotment Warrants were recorded at the FMV, being the trading price of the warrants, on the IPO effective date and the Warrants are classified as a Liability based on ASC 815. The Warrant liability requires remeasurement at each reporting period. During the three and nine months ended September 30, 2025, the Company recorded a FMV gain adjustment of $26 and FMV loss of $15,669, respectively (See Note 12). During the three and nine months ended September 30, 2024, the Company recorded a FMV gain adjustment of $198,375 and $690,001, respectively.

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

Note 10. Stockholders’ Equity (continued)

i)	The Company has issued 36 (pre-reverse –10,695) Warrants (“Note Warrants”) to the Purchasers of the Notes on April 19, 2022. The Note Warrants have an exercise price of $28,050 (pre-reverse - $93.50) and a term of five years. During the three and nine months ended September 30, 2025, the Company recorded a FMV gain of $1 and 427, respectively (See Note 12). During the three and nine months ended September 30, 2024, the Company recorded a FMV gain of $5,411 and $18,822, respectively.

j)	The underwriter received 28 (pre-reverse -8,523) warrants in connection with the IPO for a nominal cost of $11,250. The Warrants have an exercise price of $35,112 (Pre-reverse - $117.04) and are exercisable after October 9, 2022. The FMV at the date of issuance was $228,750 computed using the Black Scholes valuation model with the following assumptions: a) volatility of 93.47%, five-year term, risk free interest rate 2.77% and 0% dividend rate. These warrants were recorded in Equity at the estimated FMV and classified as additional issuance costs.

Note 11. Preferred Stock

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

On July 15, 2025, the Company executed a Subscription and Investment Agreement (the “Subscription Agreement”) with Paul Danner (“Subscriber”), the Company’s Executive Chairperson, whereby the Subscriber purchased five (5) shares of the Company’s Series B Preferred Stock, par value $.0001 per share (“Securities”), which Securities shall have the rights, preferences, privileges and restrictions set forth in the Certificate of Designation. Subscriber hereby acknowledged and agreed to the entire terms of the Certificate of Designation, including, without limitation, the voting rights, the restrictions on transfer of the Securities and the redemption of the Securities pursuant of the Certificate of Designation. The purchase price paid by the Subscriber to the Company was $20.00 per share. The outstanding shares of Preferred Stock were redeemed in whole automatically upon the effectiveness of the amendment to the articles of incorporation implementing an increase in the number of authorized shares of common stock of the Company.

Note 12. Warrants

The following denotes, as of September 30, 2025, the Warrants outstanding and related Warrant Liability for warrants accounted for under ASC 480 “Distinguishing Liabilities from Equity.

As noted above, the 2025 Series A and 2025 Series B Warrants issued in connection with the 2025 Offering were accounted for as liabilities in accordance with ASC 815-40 and are presented as a Warrant liability in the accompanying condensed consolidated balance sheet. The 2025 Series A and B warrants, were measured at fair value at inception. As of March 31, 2025, and thereafter, the Series A will be remeasured based on the Black Scholes method, with changes in fair value presented within the condensed consolidated statement of operations. The Black Scholes Option-Pricing model, which was required through August 25, 2025 the date of the Series A Amendment agreement, used the following assumptions for the 2025 period outstanding (See Note 10).

Expected term (years)	4.59 to 4.99
Expected volatility	146.58% to 206.65%
Risk-free interest rate	3.71% to 3.80%
Dividend rate	0

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

Note 12. Warrants (continued)

The Warrants, arising prior to 2025, accounted for as liabilities in accordance with ASC 815-40 are presented as a Warrant liability in the accompanying September 30, 2025 condensed consolidated balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the consolidated statement of operations, The non-trading warrants, related to the May 2024 offering, were valued using the Black-Scholes pricing model. The assumptions as of the nine months ended September 30, 2025, relate to the May 2024 warrants were as follows (See Note 10):

	September 30, 2025	September 30, 2024
Expected term (years)	4.33 to 4.83	3.37 to 5.99
Expected volatility	148.11% to 206.65%	58.78% to 121.32%
Risk-free interest rate	3.63% to 3.88%	3.41% to 4.56%
Dividend rate	0	0

The Warrant liability at September 30, 2025 and December 31, 2024 consists of the following:

	2025	2024
Trading and Overallotment Warrants	$65	$15,681
Note Warrants	2	428
Offering Warrants – May 2024	835	82,804
Offering Warrants – January 2025 – Series B	103,804	-
Total Warrant Liability	$104,706	$98,913

The Warrants outstanding at September 30, 2025 and December 31, 2024, reflective of the reverse split that occurred on April 28, 2025, were as follows:

	September 30, 2025	December 31, 2024

Trading and Overallotment Warrants	1,335	1,335
Note Warrants	36	36
Offering Warrants – May 2024	869	869
Offering Warrants -Series A	12,391	-
Offering Warrants – January 2025 – Series B	5,307	-
Prefunded – cash and in kind	38,486,561	-
Cash and stapled warrants	63,213,672	-
Warrants issued to strategic advisors	6,321,367	-
Warrants issued for services arrangement	72,094	95
Total Warrants Outstanding	108,113,632	2,335

For the three and nine months ended September 30, 2025 the FMV gain adjustment, which is reflected in the FMV adjustment on Warrants in the Condensed Consolidated Statements of Operations was $1,208,142 and $12,295,842, respectively, including the net effect for the loss on the January 2025 Offering date (See Note 10) and remeasurement adjustments based on the fair market values as of March 31, 2025, June 30, 2025, and September 30, 2025. Further, in the three months ended September 30, 2025 it includes a modification charge of $642,805 in connection with the Inducement Agreement relating to the Series A warrants (See Note 10).

For the three and nine months ended September 30, 2024, the FMV gain adjustment, which is reflected in the FMV adjustment on Warrants in the Condensed Consolidated Statements of Operations was $416,560 and 2,088,747 which includes the modification charge of $155,703 for the warrants exercised in connection with the Inducement Agreements and $790,956 respectively (See Note 10).

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

Note 13. Stock Options

On August 22, 2025, subsequent to the Board approval on July 15, 2025, the shareholders approved the Sharps Technology, Inc. 2025 Equity Incentive Plan (the “2025 Plan”), to provide for the issuance of up to 2,000,000 options and/or shares of restricted stock be available for issuance to officers, directors, employees and consultants.

On December 19, 2024, the Company’s Shareholders approved and the Board of Directors adopted the 2024 Equity Incentive Plan (the “2024 Plan”), to provide for the issuance of up to 883 (pre-reverse – 260,000) options and/or shares of restricted stock be available for issuance to officers, directors, employees and consultants.

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

	September 30, 2025
	Options	Weighted Average Exercise Price
Outstanding at Beginning of year	507	$12,565
Granted	1,785,000	6.41

Forfeited/cancelled	(12)	1,881

Outstanding at end of period	1,785,495	$9.97

Exercisable at end of period	596,516	$14.74

As of September 30, 2025 and December 31, 2024, there was $6,583,112 and $134,807, respectively, of unrecognized stock-based compensation related to unvested stock options with a weighted average fair value of $5.54 and $3,003 per share, respectively, which is expected to be recognized over a weighted-average period of nine months as of September 30, 2025.

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

Note 13. Stock Options (continued)

The following table summarizes information about options outstanding at September 30, 2025:

Exercise Prices	Options Outstanding	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life	Options Exercisable	Aggregate Intrinsic Value on Exercisable Shares

$6.41	1,785,000	196,350	9.75	596,250	65,587
$1,782 to 1,881	196	-	3.70	168	-
$5,412 to 6,072	6	-	2.33	6	-
$7,986 to 9,174	172	-	2.08	155	-
$11,550	8	-	1.0	8	-
$18,480	22	-	1.0	21	-
$25,875	31	-	-	31	-
$19,750	66	-	.75	66	-

For the three and nine months ended September 30, 2025, the Company recognized stock-based compensation expense of $3,302,497 and $3,372,787 which was recorded in selling, general and administrative expense.

For the three and nine months ended September 30, 2024, the Company recognized stock-based compensation expense of $116,193 and $435,908 respectively, of which $432,567 and $3,341 was recorded in selling, general and administrative and research and development expenses, respectively.

Note 14. Income Taxes

At the end of each interim reporting period, the Company estimates its effective tax rate expected to be applied for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods. Accordingly, the Company’s effective tax rate for the three and nine months ended September 30, 2025 and 2024 was 0% and 0%, respectively. The Company’s effective tax rates for both periods were affected primarily by permanent differences between financial reporting and tax accounting for warrants, as well as a full valuation allowance on domestic net deferred tax assets. In addition, utilization of the U.S. net operating losses may be subject to substantial limitations in the event of a change of ownership under the provisions of Section 382 of the Internal Revenue Code. The Company has not performed an analysis, but the potential impact of any limitation would not be material to the financial statements due to the fact that the respective deferred tax assets are fully offset by a valuation allowance.

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

Note 15. Related Party Transactions and Balances

As of September 30, 2025 and December 31, 2024, accounts payable and accrued liabilities include $106,798 and $99,500, respectively, payable to officers and directors of the Company. The amounts are unsecured, non-interest bearing and are due on demand.

Consulting services provided by Sol Edge Limited (“Consultant”) during the three and nine months ended September 30, 2025 was $892,000. At September 30, 2025, the Company recorded a prepaid expense of $9.8M relating the annual payment under the Consulting Agreement (See Notes 3 and 17).

In connection with a strategic advisory consulting agreement entered into on August 28, 2025, with Sol Markets, (the “Strategic Advisor”) a related party, the Company issued warrants to purchase 6,321,367 shares of the Company’s Common Stock. The FMV of the warrants recorded for the three and nine months ended September 30, 2025, which was computed based on the market value of the underlying common stock, was $101,331,513 (See Note 10).

Both the Consultant and the Strategic Advisor are wholly-owned and controlled by James Zhang, the brother of Alice Zhang, our Chief Investment Officer and director.

Note 16. Fair Value Measurements

The Company’s financial instruments include cash, digital assets, accounts payable, loans and notes payable and warrant liability. Cash, digital assets and warrant liability are measured at fair value. Accounts payable and loans and notes payable are measured at amortized cost and approximate fair value due to their short duration and market rate for similar instruments, respectively.

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

Note 16. Fair Value Measurements (continued)

As of September 30, 2025, the following financial assets and liabilities were measured at fair value on a recurring basis presented on the Company’s condensed consolidated balance sheet:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total

Assets
Cash	$10,521,706	$-	-	$10,521,706
USDC	14,696,002	-	-	14,696,002
Derivative assets, net	-	1,054,626	-	1,054,626
Digital assets	-	10,672,187	-	10,672,187

Total assets measured at fair value	$25,217,708	$11,726,813	-	$36,944,521

Liabilities
Derivative liability, net	-	$446,876	-	$446,876
Warrant liability	$-	104,706	-	104,706

Total liabilities measured at fair value	$-	$551,582	-	$551,582

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

Note 17. Commitments and Contingencies

Fixed Assets and Other

At September 30, 2025, the Company had outstanding orders to purchase manufacturing equipment, including injection molds, with a total remaining balance of $1.7M. The Company is in the process of negotiating either the transfer of the remaining purchase obligations to a third party, or otherwise cancellation of such outstanding orders.

Contingencies

At each reporting period, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies.

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

Note 17. Commitments and Contingencies (continued)

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

On April 3, 2024, Plastomold commenced a lawsuit against the Company in the United States District Court for the Eastern District of New York, Plastomold Industries Ltd v. Sharps Technology, Inc., Case No. 2:24-CV-02580, asserting claims for damages in the amount of $1.762 million for alleged (1) failure to pay invoices, of which approximately $1 million would relate to a maintenance agreement for units allegedly manufactured and sold using machinery that was defective and has never successfully produced any saleable products, (2) breach of the implied covenant of good faith and fair dealing, (3) unjust enrichment, and (4) conversion. Plastomold asserts it provided certain products and services to the Company for which its invoices were not fully paid. The Company believes that Plastomold’s claims are without merit and intends to defend itself vigorously, and no amounts have been reserved at this point. On June 3, 2024, the Company filed an answer and affirmative defenses and counterclaim, which counterclaim is for damages that the Company believes would exceed the claims asserted by Plastomold, based on the insufficiency of Plastomold’s services and the results thereof, including the failure to provide machinery capable of reliably manufacturing the designated products in compliance with design specifications and functionality requirements, and with respect to which test results failed.

On August 21, 2025, the Company entered into a settlement term sheet (the “Settlement Term Sheet”) with Barry Berler and Plastomold Industries Ltd (“Plastomold”), collectively, the Parties, to settle the outstanding litigation as referenced in the Company’s latest quarterly report on Form 10-Q for the quarterly period ended June 30, 2025, and other SEC filings (See Note 19 - Settlement of Outstanding Litigations and Spinoff of Hungarian Subsidiary).

Royalty Agreement

In connection with the purchase of certain intellectual property in July 2017, Barry Berler and Alan Blackman entered into a royalty agreement which provides that Barry Berler will be entitled to a royalty of four percent (4%) of net sales derived from the use, sale, lease, rent and export of products related to the intellectual property. The royalty continues until the patent expires or is no longer used in the Company’s product. The royalty agreement was assumed by the Company in December 2017. In September 2018, the Royalty Agreement was amended to reduce the royalty to 2% and further provided for a single payment of $500,000 to Barry Berler within three years in return for cancellation of all further royalty obligations of the Company. In May 2019, the Royalty Agreement was further amended to change the payment date to on or before May 31, 2021 or during the term of the amended Royalty Agreement should the Company be acquired or a controlling interest be acquired. The Company has not made the aforementioned payment or incur any change in control as such the 2% royalty remains in place (See Note 19 – Subsequent Events relating to the termination of the Royalty Agreement).

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

Note 17. Commitments and Contingencies (continued)

Employment Agreements

On November 10, 2023, the Company executed an Employment Agreement with Robert Hayes, its Chief Executive Officer amending the employment letter dated September 6, 2021. The agreement term automatically renews for successive one-year terms as of the commencement date unless prior written notice by either party within ninety days prior to end of the current term. The agreement provides for termination of employment and severance benefits under stated conditions and restrictive covenants. The agreement provided for annual compensation retroactive to June 1, 2023 of $600,000 from $400,000 and a stated increase for meeting certain stated milestones. The agreement provided for bonus compensation for specified Company achievements.

Effective August 23, 2025, Robert Hayes resigned from the Board of Directors (the “Board”) and as Chief Executive Officer of the Company. Pursuant to mutual agreement (the “Separation Agreement”), Mr. Hayes received a lump sum cash payment of $1,200,000, together with Company paid-for healthcare coverage benefits for up to 18 months. The Company granted Mr. Hayes stock options to purchase 100,000 shares of Common Stock (the “Option Grant”). The Option Grant has an exercise price equal to the “Fair Market Value” Common Stock on the grant date and the options were fully vested as of the grant date.

On August 25, 2025, the Company entered into a formal employment agreement with Yuwen (Alice) Zhang, who has been appointed as the Company’s Chief Investment Officer and a Director of the Company, as of the date hereof. Effective as of the Effective Date, Ms. Zhang will receive a base salary (the “Base Salary”) of $600,000 per annum. The Base Salary shall be paid in accordance with the Company’s normal payroll practices for executive salaries. For each calendar year ending during the employment period beginning with calendar year 2025, Ms. Zhang shall be eligible to earn a cash performance bonus (an “Annual Bonus”) under the Company’s bonus plan or program applicable to senior executives. Ms. Zhang shall be eligible to receive equity-based compensation award(s), as determined by the Board (or a subcommittee thereof), from time to time.

On August 25, 2025, the Company entered into a formal employment agreement with Paul K. Danner who has been serving as the Company’s Executive Chairman since June 30, 2025. Mr. Danner will also act as the Company’s Principal Executive Officer. Mr. Danner’s term as the Company’s Executive Chairman and Principal Executive Officer began on August 24, 2025, and continue until terminated by either party, subject to the terms of the employment agreement, Mr. Danner will be paid $600,000 a year. During the course of the Term, Mr. Danner will be eligible for (i) performance bonuses to be granted at the discretion of the Company’s Compensation Committee and (ii) to participate in the Company’s 2025 Equity Incentive Plan. The employment agreement contains a perpetual confidentiality covenant as well as non-competition and employee and customer non-solicitation covenants that apply during the Term and for a period of one year following Mr. Danner’s termination.

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

On August 1, 2022, the Company cancelled the consulting agreement with Alan Blackman, Co- Chairman and Chief Operating Officer and entered into an Employment Agreement. The Company terminated Mr. Blackman’s Employment Agreement effective May 1, 2023. Mr. Blackman continued to serve as the Co-Chairman and a member of the Board of Directors. Subsequent to June 30, 2023, the Company and Mr. Blackman entered into a separation agreement whereby, Mr. Blackman would be paid severance payments of approximately $346,000 plus medical benefits over thirteen months, which was recorded as an expense and an accrued expense as of June 30, 2023 The severance payments were fully paid by August 31, 2024

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

Note 17. Commitments and Contingencies (continued)

Consulting Agreement

On August 28, 2025, we entered into (i) a consulting agreement (the “Consulting Agreement”) with Sol Edge Limited (the “Consultant”) pursuant to which the Consultant will provide consulting and related services to us with respect to our Treasury Policy and (ii) a strategic advisor agreement (the “Strategic Advisor Agreement”) with Sol Markets, a Cayman Islands exempt company (“Strategic Advisor”) pursuant to which the Strategic Advisor will provide strategic advice and guidance relating to our business, operations, growth initiatives and industry trends in the crypto technology sector. Based on terms of the Consulting Agreement the Company paid 50K SOL or USD equivalent of approximately $10.7M for the initial annual period. For the three months ended September 30, 2025, the Company recorded an expense of $892,000 for the services provided, as described above, from August 28, 2025 through September 30, 2025 and recorded a prepaid expense of $9.8M. Both the Consultant and the Strategic Advisor are wholly-owned and controlled by James Zhang, the brother of Alice Zhang, our Chief Investment Officer and director. (See Note 3).

Other Agreement

On May 20, 2024, the Company entered into an Amendment to the Asset Purchase Agreement dated September 22, 2023, with Nephron and Nephron’s InjectEZ, LLC, (collectively, the “Seller”). The September 22, 2023 agreement superseded the manufacturing and supply agreement entered into in connection with the NPC Agreement on September 29, 2022, and the Nephron Agreement entered into on September 29, 2022. The Amended Asset Purchase Agreement includes the purchase of certain assets. In connection with the Asset Purchase agreement, the Company paid a non-refundable deposit of $1M to be held in escrow as a deposit on the purchase price. The Asset Purchase agreement stipulated that the $1M deposit would be maintained until July 19, 2024, at which date, if the contemplated transaction was not consummated, through no fault of the Seller, the escrow would be released to the Seller by the escrow agent. The escrow deposit of $1,000,000 was released to the Seller and recorded in Other Expense as a forfeited agreement cost in the three and September months ended September 30, 2024. The Company and Seller are no longer engaged in any further discussions relating to the Asset Purchase Agreement.

Note 18.– Segment Reporting

We determine operating segments based on metrics that our Chief Operating Decision Makers (“CODM”) review internally to manage our business, including resource allocation and performance assessment. In the third quarter of 2025, as a result of the previously mentioned treasury policy, management re-evaluated our segment reporting structure and determined that we now operate in two reportable segments Our CODM regularly review financial results based on the two operating segments consisting of Medical Device Packaging and Digital Asset Treasury.

Medical Device Packaging: This segment is responsible for executing and managing the Company’s medical device sales and distribution business.

Digital Asset Treasury: This segment is responsible for executing and managing the Company’s treasury platform.

The CODM uses segment operating income (loss) to evaluate operating segment performance and allocate resources The CODM also EBITDA, to decide the level of investment in various operating activities and other capital allocation activities.

Segment income (loss) excludes the impact of income taxes, interest expense, and certain other income (expense) items, as these are managed at the corporate level. We do not prepare separate balance sheets by operating segment, for the CODM, as such, assets are not evaluated as part of operating segment performance and resource allocation. We provide the CODM depreciation and amortization expense and impairment charges that are generated from operating segment-specific assets, as these are included in segment net (loss).

The accounting policies for the segment information are the same as described in Note 2- Summary of Significant Accounting Transactions between segments are reported as if each were a stand-alone business and are eliminated in consolidation.

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

Note 18– Segment Reporting (continued)

The following table presents the Company’s segment results for the nine months ended:

	NINE MONTHS ENDED SEPTEMBER 30,				NINE MONTHS ENDED SEPTEMBER 30,
	2025	2025	2025	2025	2024	2024	2024
	Medical Device Packaging	Digital Assets	Corporate	Consolidated	Medical Device Packaging	Corporate	Consolidated
Net Revenue	$306,344	-	-	306,344	-	-	-
Total cost of goods manufactured	2,508,027	-	-	2,508,027	-	-	-
Gross Margin (Loss)	(2,201,683)	-	-	(2,201,683)	-	-	-

Staking Revenue	-	2,205,423	-	2,205,423	-	-	-

Operations:
Transaction expenses	-	810,861	-	810,861	-	-	-
Research and development	295,579	-	-	295,579	523,347	-	523,347
Digital asset (gain)/loss, net	-	(15,499,742)	-	(15,499,742)	-	-	-
Fixed asset impairment	6,591,141	-	906,528	7,497,669	-	-	-
Selling, general and administrative	1,198,914	1,251,507	112,121,388	114,571,809	1,161,070	4,095,945	5,257,015
Total operating	8,085,634	(13,437,374)	113,027,916	107,676,176	1,684,417	4,095,945	5,780,362

Loss from operations	(10,287,317)	15,642,797	(113,027,916)	(107,672,436)	(1,684,417)	(4,095,945)	(5,780,362)

Other income (expense):
Interest income (expense)	-	3,485	(465,036)	(461,551)	-	(46,503)	(46,503)
FMV adjustment on warrants	-	-	12,295,842	12,295,842	-	2,088,747	2,088,747
Foreign currency and other	371,795	-	(54)	371,741	(31,625)	59	(31,566)
Derivative gain/(loss), net	-	(4,378,749)	-	(4,378,749)	-	-	-
Other income (expense):	-	-	-	-	-	(1,000,090)	(1,000,090)
Total Other income (expense)	371,795	(4,375,264)	11,830,752	7,827,283	(31,626)	1,042,213	1,010,587
Net Loss by Segment -(Note A)	(9,915,522)	11,267,533	(101,197,164)	(99,845,153)	(1,716,042)	(3,053,732)	(4,769,774)

Total Consolidated Assets				443,960,043			11,253,898

Note: A -Net Loss by Segment includes Corporate, although not a reportable segment, only for reconciliation to the condensed consolidated statement of operations.

The following table presents the Company’s segment results for the three months ended:

	THREE MONTHS ENDED SEPTEMBER 30,				THREE MONTHS ENDED SEPTEMBER 30,
	2025	2025	2025	2025	2024	2024	2024
	Medical Device Packaging	Digital Assets	Corporate	Consolidated	Medical Device Packaging	Corporate	Consolidated
Net Revenue	$83,622	-	-	83,622	-	-	-
Total cost of goods manufactured	1,253,278	-	(0)	1,253,278	-	-	-
Gross Margin (Loss)	(1,169,656)	-	0	(1,169,656)	-	-	-

Staking Revenue	-	$2,205,423	-	2,205,423	-	-	-

Operations:
Transaction expenses	-	810,861	-	810,861	-	-
Research and development	152,109	-	0	152,109	145,611		145,611
Digital asset (gain)/loss, net	-	(15,499,742)	-	(15,499,742)	-	-	-
Fixed asset impairment	6,437,203	-	1,060,466	7,497,669	-	-	-
Selling, general and administrative	421,823	1,251,507	109,045,826	110,719,156	435,296	1,434,302	1,869,598
Total operating	7,011,135	(13,437,374)	110,106,292	103,680,053	580,907	1,434,302	2,015,209

Loss from operations	(8,180,791)	15,642,797	(110,106,292)	(102,644,286)	(580,907)	(1,434,302)	(2,015,209)

Other income (expense):
Interest income (expense)	-	3,485	65,003	68,488	-	(70,815)	(70,815)
FMV adjustment on warrants	-	-	1,208,142	1,208,142	-	416,560	416,560
Foreign currency and other	413,148	-	(36)	413,112	(15,364)	(142)	(15,506)
Derivative gain/(loss), net	-	(4,378,749)	-	(4,378,749)	-	-	-
Other income (expense):	-	-	-	-	-	(90)	(90)
Total Other income (expense)	413,148	(4,375,264)	1,273,109	(2,689,007)	(15,364)	345,513	330,149
Net Loss by Segment – Note A	(7,767,643)	11,267,533	(108,833,183)	(105,333,293)	(596,271)	(1,088,789)	(1,685,060)

Note A - Net Loss by Segment includes Corporate, although not a reportable segment, only for reconciliation to the condensed consolidated statement of operations.

Note 19. -Subsequent Events

Settlement of Outstanding Litigations and Spinoff of Hungarian Subsidiary

On October 6, 2025, the Company entered into a confidential settlement agreement and release (the “Settlement Agreement”) with Barry Berler, Plastomold Industries Ltd (“Plastomold”), Plasto Design Solutions (“PDS”), Plasto Design Ltd. (“Plasto Design,” and together with Plastomold and PDS as the “Plasto”) and Plasto Technology Group LLC (“Plasto Technology”), whereby the Company, Mr. Berler, Plasto and Plasto Technology have agreed to unconditionally and irrevocably release and discharge each other and their respective representatives from and against any and all claims alleged in the Litigation (the “Settlement”). The Settlement Agreement also provides that neither party’s entry into the Settlement Agreement shall be deemed an admission of fault, responsibility, or liability for any claim alleged in the Litigation. Pursuant to the Settlement Agreement, the Company entered into definitive agreements, including a bill of sale, assignment and assumption agreement providing for the transfer by the Company to Plasto Technology of certain assets, and a contract for the transfer of business share providing for the assignment by the Company to Plasto Technology of all of the Company’s right, title and interest in and to the issued and outstanding shares of Safegard Medical Kft, our Hungarian subsidiary. In addition, the Company executed agreements for the transfer of certain patents and registered trademarks, along with the related goodwill associated therewith (See Note 17).

Share Repurchase Program

On October 2, 2025, the Board approved a share repurchase program (the “2025 Repurchase Program”) providing for the repurchase of up to $100,000,000 of the Company’s outstanding shares of Common Stock. The 2025 Repurchase Program enables the Company to repurchase its shares in the open market and in negotiated transactions. The Repurchase Program does not obligate the Company to repurchase shares of Common Stock and the specific timing and amount of repurchases will vary based on available capital resources and other financial and operational performance metrics, market conditions, securities law limitations, and other factors.

In connection with the 2025 Repurchase Program, on October 6, 2025, the Company entered into an Open Market Share Repurchase Agreement (the “Repurchase Agreement”) with Cantor (the “Broker”) whereby the Broker has agreed to act as a non-exclusive agent on behalf of the Company to repurchase shares of Common Stock in the open market pursuant to Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The Repurchase Agreement will continue in effect until terminated by either the Company or the Broker, with or without cause, upon written notice to the other party. The Company will pay Broker a commission at a rate of $0.02 for each share of Common Stock repurchased pursuant to the Repurchase Agreement.

On October 2, 2025, the Board of Directors of the Company approved a share repurchase program (the “2025 Repurchase Program”) providing for the repurchase of up to $100,000,000 of the Company’s outstanding shares of common stock. The 2025 Repurchase Program enables the Company to repurchase its shares in the open market and in negotiated transactions. The Repurchase Program does not obligate the Company to repurchase shares of Common stock and the specific timing and amount of repurchases will vary based on available capital resources and other financial and operational performance metrics, market conditions, securities law limitations, and other factors. In connection with the 2025 Repurchase Program, on October 6, 2025, the Company entered into an Open Market Share Repurchase Agreement (the “Repurchase Agreement”) with Cantor Fitzgerald & Co. (the “Broker”) whereby the Broker has agreed to act as a non-exclusive agent on behalf of the Company to repurchase shares of Common Stock in the open market pursuant to Rule 10b-18 of the Securities Exchange Act of 1934. The Repurchase Agreement will continue in effect until terminated by either the Company or the Broker, with or without cause, upon written notice to the other party. The Company will pay Broker a commission at a rate of $0.02 for each share of Common Stock repurchased pursuant to the Repurchase Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis summarizes the significant factors affecting the condensed consolidated operating results, financial condition, liquidity and cash flows of our Company as of and for the periods presented below. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us,” and “our” refer to Sharps Technology, Inc.

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

Overview

Since our inception in 2017 and through the fourth quarter of 2022, we have devoted substantially all of our resources to the research and development of our safety syringe products Commencing in the fourth quarter of 2022 we started building inventory of syringe products. We commenced generating syringe revenues in the second quarter of 2025 and staking revenue in the third quarter of 2025. We have reported net loss of $105.3M, primarily related to stock compensation charges and asset impairments for the three months ended September 30, 2025, and incurred a net loss of $99.8M and $4.8M for the period nine months ended September 30, 2025 and 2024, respectively. During the three months ended September 30, 2025 we recognized the results from our Digital Assets platform. See Liquidity and Capital Resources and Notes to Condensed Consolidated Financial Statements.

The accompanying consolidated financial statements had been prepared assuming that the Company will continue as a going concern. The Company has not generated any cash flow from operations since inception but commenced generating revenues in the second quarter of 2025. As of and for the nine months ended September 30, 2025, the Company used cash in operations of $11.7M. The Company’s addition of the business strategy with digital assets resulting in current investment in Digital Assets of $404.2M primarily from August 2025 and current cash of $10.5M and USDC of $14.7M the Company determined it had sufficient liquidity to fund the Company’s planned operations for the next twelve months. The current liquidity no longer raises substantial doubt regarding the Company’s ability to continue as a going concern.

We classify our revenues as 1) net revenues, cost of goods manufactured and gross margin/loss from our Medical Device packaging segment and 2) Staking revenue from Digital Assets segment. Operating expenses include a) transaction costs relating to digital asset activities, research and development from medical device packaging and selling, general and administrative expenses related to both of our segments and our corporate office.. We maintain a corporate office located in Melville, New York, US and foreign employees and consultants work remotely and will continue to do so indefinitely.

Products, Marketing and Sales

We continue to be in discussions with healthcare companies and distributors for sales of our existing inventory of disposable syringe and prefillable syringe products. We continue to market these products to the customers and foreign governments, as well as, to hospitals and healthcare groups as opportunities present themselves. We have received an initial purchase order under a supply agreement (See Supply Agreement in Recent Developments).

Pursuant to the Settlement Agreement, the Company entered into certain definitive agreements, (See Recent Developments),under which the Company will no longer own the Provensa product line and the related intellectual property relating to the Provensa technology.

Research and Development

Research and development expense through September 30, 2025 consisted of expenses incurred while performing research and development activities for our various syringe products. We had recognized research and development expenses as they are incurred. Substantially all of our research and development expenses to date have been incurred in connection with our syringe products. As a result of the Settlement Agreement (See Recent Developments), the Company will no longer be engaging in research and development activities.

Recent Developments

Our Solana Treasury Strategy

We have adopted a treasury policy (the “Treasury Policy”) under which the principal holding in our treasury reserve on the balance sheet will be allocated to digital assets, starting with Solana (“SOL”). Our Board of Directors (the “Board”) approved our new Treasury Policy on August 23, 2025, authorizing long-term accumulation of SOL. As of October 31, 2025, the Company holds over 2.0M SOL.

Other

In addition to the Company’s medical device sales and distribution enterprise and management of its SOL treasury, the Company has recently begun to explore strategic acquisitions and/or investments globally. To this goal, the Company has hired a Head of Innovation and the first members of its engineering team to help analyze these opportunities and develop its own digital products. The Company has been and will continue to prioritize long term growth with regards to its treasury management strategy, potentially using proceeds from the sale of SOL to fund its expansion plans described above.”

Settlement of Outstanding Litigations and Spinoff of Hungarian Subsidiary

Subsequent to the announcement of the Settlement Agreement terms on August 21, 2025, the Company adopted a new strategy as a medical device sales and distribution enterprise engaged in the marketing and distribution of syringe products and related drug-delivery systems and would no longer be performing research, design, and manufacturing activities.

On October 6, 2025, the Company entered into a confidential settlement agreement and release (the “Settlement Agreement”) whereby the Company and the Parties have agreed to unconditionally and irrevocably release and discharge each other and their respective representatives from and against any and all claims alleged in the Litigation (the “Settlement”). Pursuant to the Settlement Agreement, the Company entered into definitive agreements, including a bill of sale, assignment and assumption agreement providing for the transfer by the Company to the other party of certain assets, and a contract for the transfer of business share providing for the assignment by the Company of all of the Company’s right, title and interest in and to the issued and outstanding shares of Safegard Medical Kft, our Hungarian subsidiary. In addition, the Company executed agreements for the transfer of certain patents and registered trademarks, along with the related goodwill associated therewith. The Settlement Agreement and other definitive agreements closed on October 14, 2025 (see Note 19- Subsequent Events).

Share Repurchase Program

On October 2, 2025, the Board approved a share repurchase program (the “2025 Repurchase Program”) providing for the repurchase of up to $100,000,000 of the Company’s outstanding shares of Common Stock. The 2025 Repurchase Program enables the Company to repurchase its shares in the open market and in negotiated transactions. The Repurchase Program does not obligate the Company to repurchase shares of Common Stock and the specific timing and amount of repurchases will vary based on available capital resources and other financial and operational performance metrics, market conditions, securities law limitations, and other factors.

In connection with the 2025 Repurchase Program, on October 6, 2025, the Company entered into an Open Market Share Repurchase Agreement (the “Repurchase Agreement”) with Cantor (the “Broker”) whereby the Broker has agreed to act as a non-exclusive agent on behalf of the Company to repurchase shares of Common Stock in the open market pursuant to Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The Repurchase Agreement will continue in effect until terminated by either the Company or the Broker, with or without cause, upon written notice to the other party. The Company will pay Broker a commission at a rate of $0.02 for each share of Common Stock repurchased pursuant to the Repurchase Agreement.

August 2025 Offering

On August 25, 2025, Sharps Technology, Inc. (the “Company”) entered into securities purchase agreements (the “Cash Securities Purchase Agreements”) with certain accredited investors (the “Cash Purchasers”) pursuant to which the Company sold to the Cash Purchasers in a private placement offering (the “Cash Offering”) an aggregate offering of (i) 24,338,649 “Cash Shares”) of common stock of the Company, par value $0.0001 per share (the “Common Stock”), at an offering price of $6.50 per share (ii) and 14,038,463 pre-funded warrants (the “Cash Pre-Funded Warrants”) to purchase shares of Common Stock (the “Cash Pre-Funded Warrant Shares,”) at an offering price of $6.4999 per Pre-Funded Warrant, and (ii) stapled warrants (the “Cash Stapled Warrants,” and together with the Common Stock and Cash Pre-Funded Warrants, the “Cash Securities”) to purchase 41,054,034 shares of Common Stock (the “Cash Stapled Warrant Shares,”) at an exercise price of $9.75 per Cash Stapled Warrant. In the Cash Offering, the Cash Purchasers will tender any of U.S. dollars, USDC or USDT (or a combination thereof) to the Company as consideration for the Cash Shares, Cash Stapled Warrants and Cash Pre-Funded Warrants.

Each of the Cash Pre-Funded Warrants is immediately exercisable for one share of Common Stock at the exercise price of $0.0001 per Cash Pre-Funded Warrant Share, and may be exercised at any time until all of the Cash Pre-Funded Warrants issued in the Offerings (as defined below) are exercised in full. Each Cash Purchaser’s ability to exercise its Cash Pre-Funded Warrants in exchange for shares of Common Stock is subject to certain beneficial ownership limitations set forth therein. Each of the Cash Stapled Warrants is immediately exercisable for one share of Common Stock at the exercise price of $9.75 per Cash Stapled Warrant Share, and may be exercised at any time until the earlier of (i) 36 months after the closing of the Offerings or (ii) all of the Cash Stapled Warrants issued in the Offerings are exercised in full.

On August 25, 2025, the Company also entered into securities purchase agreements (the “Cryptocurrency Securities Purchase Agreements,” and together with the Cash Securities Purchase Agreements, the “Securities Purchase Agreements”) with certain accredited investors (the “Cryptocurrency Purchasers,” and together with the Cash Purchasers, the “Purchasers”) pursuant to which the Company sold and issued to the Cryptocurrency Purchasers in a private placement offering (the “Cryptocurrency Offering” and together with the Cash Offering, the “Offerings”) (i) 24,836,560 pre-funded warrants (the “Cryptocurrency Pre-Funded Warrants” and together with the Cash Pre-Funded Warrants, the “Pre-Funded Warrants”) to purchase shares of Common Stock (the “Cryptocurrency Pre-Funded Warrant Shares,” and together with the Cash Pre-Funded Warrant Share, the “Pre-Funded Warrant Shares”) at an offering price of $6.4999 per Pre-Funded Warrant, and (ii) 24,836,560 stapled warrants (the “Cryptocurrency Stapled Warrants,” and together with the Cash Stapled Warrants, the “Stapled Warrants” to purchase shares of Common Stock (the “Cryptocurrency Stapled Warrant Shares,” and together with the Cash Stapled Warrant Share, the “Stapled Warrant Shares”) at an exercise price of $9.75 per Cryptocurrency Stapled Warrant. In the Cryptocurrency Offering, the Cryptocurrency Purchasers will tender either Unlocked SOL tokens or Locked SOL tokens to the Company as consideration for the Cryptocurrency Pre-Funded Warrants and Cryptocurrency Stapled Warrants.

The gross proceeds from the Cash Securities Purchase Agreements and Cryptocurrency Securities Purchase Agreements aggregated $4110M, which investors paid using the following currency: cash of $181M, locked SOL of $137M, unlocked SOL of $7M and stable coin of $86M. The net proceeds of $403M reflect placement agent fees, legal fees, and expenses of $7.5M with net proceeds, after reflecting par value, have been recorded in Additional Paid in Capital of $403M.

The exercise of the Cryptocurrency Pre-Funded Warrants and Cryptocurrency Stapled Warrants into Cryptocurrency Pre-Funded Warrant Shares and Cryptocurrency Stapled Warrant Shares, respectively, is subject to stockholder approval (“Stockholder Approval”) which was approved at the Special Shareholder meeting on October 14, 20 Each of the Cryptocurrency Pre-Funded Warrants is exercisable for one share of Common Stock at the exercise price of $0.0001 per Cryptocurrency Pre-Funded Warrant Share, immediately exercisable following Stockholder Approval (the “Effective Date”), and may be exercised at any time on or after the Effective Date until all of the Cryptocurrency Pre-Funded Warrants issued in the Offerings are exercised in full. Each Cryptocurrency Purchaser’s ability to exercise its Cryptocurrency Pre-Funded Warrants in exchange for shares of Common Stock is subject to certain beneficial ownership limitations set forth therein. Each of the Cryptocurrency Stapled Warrants is exercisable for one share of Common Stock at the exercise price of $9.75 per Cryptocurrency Stapled Warrant Share, immediately exercisable on or after the Effective Date, and may be exercised at any time on or after the Effective Date until the earlier of (i) 36 months after the closing of the Offerings or (ii) all of the Cryptocurrency Stapled Warrants issued in the Offerings are exercised in full.

At the Market Offering

On September 2, 2025, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with each of Cantor and Aegis Capital Corp. and Aegis (each, an “Agent” and together, the “Agents”), pursuant to which the Company, from time to time, at its option may offer and sell shares (the “ATM Shares”) of its Common Stock, to or through Cantor, acting as principal and/or the sole designated sales agent having an aggregate sales price of up to $236,605,575 (the “ATM Offering”). During the period September 2, 2025 through September 30, 2025, the Company issued 1.5M shares of common stock under the Sales Agreement and received net proceeds from the Sales Agreement of $14.7M after fees paid to the Agents and other offering expenses of $711,000.

January 2025 Offering

On January 29, 2025, the Company closed on an offering (the “2025 Offering”) and received gross proceeds of approximately $20.0 million, before deducting underwriting fees and other offering expenses payable by the Company. The net proceeds were approximately $18.2M, of which $4.2M was used to repay the outstanding Notes (see Note 7).

The 2025 Offering consisted of 47,619 (pre-reverse – 14,285,714) units consisting of 30,089 (pre-reverse – 9,029,814) Common Units with gross proceeds of $12.6M and 17,520 (pre-reverse – 5,255,900) Pre-Funded Units with gross proceeds of $7.4M. The public offering price per Common Unit was $420 (pre-reverse $1.40) or $419.97 (pre-reverse $1.3999) for each Pre-Funded Unit, which is equal to the public offering price per Common Unit sold in the offering minus an exercise price of $0.0001 per Pre-Funded Warrant. Each Common Unit consisted of one share of Common Stock and each Pre-Funded Unit consisted of one pre-funded warrant to purchase one share of Common Stock. In addition, each Common Unit and Pre-Funded Unit included: (i) one Series A Registered Common Warrant to purchase one share of Common Stock per warrant at an exercise price of $87.60 (pre-reverse - $1.75 and after floor price adjustment upon stockholder approval to $0.292), (“2025 Series A Warrant”) and (ii) one Series B Registered Common Warrant to purchase one share of Common Stock per warrant at an exercise price of $87.60 (pre-reverse - $1.75 and after floor price adjustment upon stockholder approval to $0.292) (“2025 Series B Warrant”), collectively, the “2025 Warrants”. The 2025 Series B Warrant provides the holders with an alternative cashless exercise option, which if elected, each holder will receive three shares of Common Stock for each 2025 Series B Warrant cashless exercised. The 2025 Warrants provided for an adjustment of the original exercise price of $525 (pre-reverse - $1.75) per warrant, down to an amount no less than a floor price of $87.60 (pre-reverse - $0.292) per warrant upon stockholder approval. On March 28, 2025, the stockholders approved a reset and the exercise price of the 2025 Warrants was reduced to $87.60 (pre-reverse - $0.292) per warrant and the number of warrants was increased so that the aggregate exercise price payable remains the same as the Offering date (See Note 10 to the Condensed Consolidated Financial Statements).

The Pre-Funded Warrants are immediately exercisable and may be exercised at any time until exercised in full. Immediately after closing 16,603 (pre-reverse – 4,980,900) of the Pre-Funded units were exercised and the Company received $498 in proceeds The underwriter, under an over- allotment option, purchased 7,143 (pre-reverse- 2,142,857) 2025 Series A Warrants and 7,143 (pre-reverse- 2,142,857) 2025 Series B Warrants for $0.0001 per Warrant.

The 2025 Offering was made pursuant to an effective registration statement on Form S-1 (No. 333-284237) previously filed with the U.S. Securities and Exchange Commission (SEC) and declared effective by the SEC on January 27, 2025.

Asset Purchase Agreement

On May 20, 2024, the Company entered into an Amendment to the Asset Purchase Agreement dated September 22, 2023, with Nephron and Nephron’s InjectEZ, LLC, (collectively, the “Seller”). The September 22, 2023 agreement superseded the manufacturing and supply agreement entered into in connection with the NPC Agreement on September 29, 2022, and the Nephron Agreement entered into on September 29, 2022. The Amended Asset Purchase Agreement includes the purchase of certain assets. In connection with the Asset Purchase agreement, the Company paid a non-refundable deposit of $1M to be held in escrow as a deposit on the purchase price. The Asset Purchase agreement stipulated that the $1M deposit would be maintained until July 19, 2024, at which date, if the contemplated transaction was not consummated, through no fault of the Seller, the escrow would be released to the Seller by the escrow agent. The escrow deposit of $1M was released to the Seller and recorded in Other Expense as a forfeited agreement cost in the three months ended September 30, 2024. The Company and Seller are no longer engaged in any further discussions relating to the Asset Purchase Agreement.

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

On August 8, 2025, the Company assigned the Agreement to Safegard Medical to fulfill the remaining requirements of the outstanding purchase order from Stericare, as the Company is no longer manufacturing products.

Critical Accounting Policies and Significant Judgments and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our financial statements, as well as the reported revenues and expenses during the reported periods. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The FMV adjustments, based on either the trading price or FMV of outstanding warrants, for those classified as liabilities, could impact the operating results in the reporting periods. Further, the market volatility of our Investments could impact the operating results in the reporting periods

Nature of Business

Sharps Technology, Inc. is a medical device sales and distribution enterprise focused on the marketing and distribution of syringe products, including the Securgard syringe product line, and related drug-delivery systems. The Company previously designed and manufactured a portfolio of conventional and safety syringes for clinical, pharmaceutical, and specialty applications and continues to market certain remaining inventory to hospitals, clinics, healthcare providers, and medical supply organizations in both domestic and international markets. The Company commenced generating initial revenue in the quarter ended June 30 2025.

The Company intends to explore plans to expand its distribution platform by representing established third-party manufacturers of complementary and synergistic medical products serving a common customer base. Sharps Technology is committed to maintaining compliance with all applicable regulatory and quality standards governing the marketing and distribution of medical devices, including those established by the U.S. Food and Drug Administration (FDA) and comparable international authorities.

Further, on August 24, 2025, the Company adopted a digital asset treasury strategy focused on accumulating SOL, the native digital asset of the Solana blockchain.

The Company’s fiscal year ends on December 31.

On April 13, 2022, the Company’s Initial Public Offering was deemed effective with trading commencing on April 14, 2022. The Company received net proceeds of $14.2 million on April 19, 2022. (See Capital Structure and Note 10 to the Consolidated Financial Statements)

Summary of Significant Accounting Policies

Our significant accounting policies are described in Note 2 of the accompanying condensed consolidated financial statements including additional accounting policies relating to our Digital Asset platform and other accounting policies further discussed in our annual financial statements included in our annual report on Form 10-K for the year ended December 31, 2024.

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024.

	Three Months Ended
	September 30, 2025	September 30, 2024	Change	Change %
Product Revenue - net	$83,622	-	$83,622	100%
Total cost of goods manufactured and inventory reserve	(1,253,278)	-	(1,253,278)	100%
Gross Margin (Loss)	(1,169,656)	-	(1,169,656)	100%

Staking Revenue - net	2,205,423	-	2,205,423	100%

Operations:
Transaction costs – digital asset related	(810,861)	-	(810,861)	100%
Research and development	(152,109)	(145,611)	(6,498)	4%
Selling, General and administrative	(110,719,156)	(1,869,598)	(108,849,558)	5,822%
Realized and unrealized gain (loss) on digital assets	15,499,742	-	15,499,742	100%

Impairment of long-lived fixed assets	(7,497,669)	-	(7,497,669)	100%
Net Interest income (expense)	68,488	(70,815)	139,393	100%
FMV gain / (loss) adjustment on warrants	1,208,142	416,560	791,582	190%
Derivative gain (loss), net	(4,378,749)	-	(4,378,749)	100%
Other income (expense)	-	(90)	90	100%
Foreign currency gain / (loss)	413,112	(15,506)	428,618	2,764%

Net gain (loss)	$(105,333,293)	$(1,685,060)	$(103,648,233)	6,151%

Product Net Revenue/Gross Margin

For the three months ended September 30, 2025, we recognized revenues of $83,622 principally related to the Sologard syringes sold under the supply agreement with Stericare (See Recent Developments – Supply Agreement).

During the three months ended September 30, 2025, an inventory reserve for the net realizable value was recorded of $924,010 based on a current corporate strategy to operate as a distributor and terminate manufacturing operations. The remaining negative gross margin of $245,646 is principally reflective of excess manufacturing costs incurred.

Staking Revenue – net

For the three months ended September 30, 2025, the Company recognized net staking revenue of $2,205,423 resulting from the digital treasury platform implemented during the quarter.

Transaction expense – digital assets

For the three months ended September 30, 2025, $810,861 in transaction expenses relate to exchange and custodian fees for digital asset investments.

Research and Development

For the three months ended September 30, 2025, Research and Development (“R&D”) expenses, which relate to the Medical Device packaging segment, increased to $152,109 compared to $145,611 for the three months ended September 30, 2024. The increase of $6,498 was due to various changes.

Selling, General and Administrative

For the three months ended September 30, 2025, Selling, General and Administrative expenses were $110,719,156 as compared to $1,869,598 for the three months ended September 30, 2024.

The increase of $108,849,558 was primarily related to:

a)	Stock compensation of $104,518,000 from $116,000 in 2024 to $104,634,000 in 2025 primarily due to a charge of $101,331,000 relating to warrants issued to the strategic advisor and the balance relating to options vesting;

b)	Payroll and consulting increased $2,876,600 from $847,645 to $3,724,272 primarily due to increased staffing levels for the Digital Asset Treasury build out, severance paid to for the former Chief Executive Officer ($1.2M), increased consulting fees related to the August 2025 Offering ($1.0M) and bonus payments;

c)	Professional services increased $1,074,700 from $178,971 to $1,253,730 primarily due to $892,000 in fees paid to a Digital Asset Treasury advisor.

Realized and unrealized gain (loss) on digital assets

During the three months ended September 30, 2025 the Company recognized $15,499,742 in realized and unrealized gains in investments in digital assets.

Impairment of long-lived fixed assets

During the three months ended September 30, 2025 the Company recorded an net asset impairment of $7,497,669 based on the fair market value of the fixed assets related to the pending sale of the Safegard subsidiary completed on October 14, 2025 (See Notes 4 and 19 to the Condensed Consolidated Financial Statements).

Net Interest income (expense)

Net Interest income, was $68,488 for the three months ended September 30, 2025, compared to interest income of $0 for the three months ended September 30, 2024. Net interest increased due to higher average cash balances in the current period directly related to the net proceeds from the August 2025 and the January 2025 offering.

FMV Adjustment for Warrants

The value of certain Warrants requires the Fair Market Value (“FMV”) to be recorded at the date warrants are issued and then be remeasured at each reporting date while outstanding or it terms of the warrants are modified, with recognition of the changes in fair value to other income or expense in the Unaudited Condensed Consolidated Statement of Operations. For the three months ended September 30, 2025, the Company recorded a FMV gain adjustment of $1,208,142, which is net of a modification charge of $642,805 related to a warrant inducement, to reflect the net effect of the remeasurement adjustment based on the change in market value and the decrease in number of Warrants outstanding as of September 30, 2025 (See Notes 10 and 12 to the Condensed Consolidated Financial Statements).

Results of Operations – Nine Months Ended September 30, 2025 and 2024.

	September 30, 2025	September 30, 2024	Change	Change %
Net revenue	$306,344	-	$306,344	100%
Total cost of goods manufactured and inventory reserve	(2,508,027)	-	(2,508,027)	100%
Gross margin (loss)	(2,201,683)	-	(2,201,683)	100%
Staking Revenue - net	2,205,423		2,205,423	100%

Operations:
Transaction expense – digital assets	(810,861)	-	(810,861)	100%
Research and development	(295,579)	(523,347)	227,768	44%
Selling, general and administrative	(114,571,809)	(5,257,015)	(109,314,794)	2,079%
Realized and Unrealized gains on digital assets	15,499,742	-	15,499,742	100%

Impairment of long-lived fixed assets	(7,497,669)	-	(7,497,669)	100%
Net interest income (expense)	(461,551)	(46,503)	(415,048)	8,925%
Other income (expense)	-	(1,000,090)	1,046,593	100%
FMV gain / (loss) adjustment for warrants	12,295,842	2,088,747	10,207,095	489%
Derivate gain (loss), net	(4,378,749)	-	(4,378,749)	100%
Foreign currency gain / (loss)	371,741	(31,566)	403,307	1,278%

Net gain (loss)	$(99,845,153)	(4,769,774)	(95,075,379)	1,993%

Net Revenue / Gross Margin

For the nine months ended September 30, 2025, Sharps Technology recognized sale of Securegard and Sologard syringes for $306,344, principally related to the supply agreement with Stericare (See Recent Developments – Supply Agreement).

During the nine months ended September 30, 2025, inventory reserves for the net realizable value was recorded of $1,654,096 based on a current corporate strategy to operate as a distributor and terminate manufacturing operations and recent market factors, including the uncertainty of the global tariffs. The remaining negative gross margin of $853,930 is principally reflective of excess manufacturing costs incurred.

Staking Revenue – net

For the nine months ended September 30, 2025, the Company recognized net staking revenue of $2,205,423 resulting from the digital treasury platform implemented.

Transaction expense-digital assets

For the nine months ended September 30, 2025, $810,861 in transaction expenses relate to exchange and custodian fees for digital asset transactions.

Research and Development

For the nine months ended September 30, 2025, Research and Development (“R&D”) expenses, which relate to the Medical Device packaging segment decreased to $295,479 compared to $523,347 for the nine months ended September 30, 2024. The decrease of $227,768 was primarily due to a shift to increased manufacturing and reduced R&D activities in 2025 as compared to the 2024 period, which amounted to lower expenses.

Selling, General and Administrative

For the nine months ended September 30, 2025, Selling, General and Administrative (“G&A”) expenses were $114,571,809 as compared to $5,257,015 for the nine months ended September 30, 2024.

The increase of $109,314,795 was primarily related to:

a)	Stock compensation of $104,559,000 from $441,000 in 2024 to $105,000,000 in 2025 primarily due to a charge of $101,331,000 relating to warrants issued to strategic advisor and the balance relating to options vesting;

b)	Payroll and consulting increased $2,980,000 from $2,514,502 to $5,301,862 primarily due to increased staffing levels for the Digital Asset Treasury build out, severance paid tothe former Chief Executive Officer ($1.2M), increased consulting fees related to the August 2025 Offering ($1.0M) and bonus payments.($0.7M)

c)	Professional services increased $1,438,000 from $456,866 to $1,895,261 primarily due to $892,000 in fees paid to a Digital Asset Treasury advisor and increased legal fees.

Realized and unrealized gain (loss) on digital assets

During the nine months ended September 30, 2025 the Company recognized $15,499,742 in realized and unrealized gains in investments in digital assets.

Impairment of long-lived fixed assets

During the nine months ended September 30, 2025, the Company recorded a net asset impairment of $7,497,669 based on the fair market value of the fixed assets related to the pending sale of the Safegard subsidiary completed on October 14, 2025 (See Notes 4 and 19 to the Condensed Consolidated Financial Statements).

Net Interest income (expense)

Net Interest expense, was an expense of $461,551 for the nine months ended September 30, 2025, compared to interest expense of $46,503 for the nine months ended September 30, 2024. Net interest changed, by $415,048 due to the interest on debt.

Other income (expense)

Other was an expense of $0 for the nine months ended September 30, 2025, and $1,000,090 for the nine months ended September 30, 2024. In 2024, the expense was primarily due to an escrow deposit of $1M, relating to the Asset Purchase Agreement with Nephron, which was released to the Seller on July 19, 2024, under the terms of the agreement and recorded as a forfeited agreement cost (See Note 15 to the Condensed Consolidated Financial Statements).

FMV Adjustment for Warrants

Certain Warrants require the Fair Market Value (“FMV”) to be remeasured at each reporting date while outstanding with recognition of the changes in fair value to other income or expense in the unaudited condensed consolidated statement of operations. For the nine months ended September 30, 2025, and 2024, the Company recorded a $12,295,842 and $2,088,747, respectively as an FMV gain to reflect adjustments required for outstanding Warrants liabilities. (See Notes 10 and 12 to the Condensed Consolidated Financial Statements)

Liquidity and Capital Resources

As of September 30, 2025, the Company had a cash balance of $10,521,706 and USDC of $8,996,002, net of restricted USDC of $5,700,000 as collateral. As of December 31, 2024, the Company held $864,041 in cash. The Company had working capital of $29,045,025 at September 30, 2025, as compared to a working capital deficiency of $2,011,679 as of December 31, 2024. The increase in our working capital of $31,056,703, was directly impacted by the cash provided by investment financing proceeds and cash used for investing and operations (See below).

The following offering details during the third quarter of 2025 provided liquidity and capital to the Company:

a)	Gross proceeds from the Cash Securities Purchase Agreements and Cryptocurrency Securities Purchase Agreements in August 2025 aggregated $411.0M, which investors paid using the following currency: USD cash of $181.0M, locked SOL of $137.0M, unlocked SOL of $7.0M and USDC of $86.0M. The net proceeds of $403.0M, reported in Additional Paid in Capital, reflect placement agent fees, legal fees, and expenses of $7.5M.

b)	the Company issued 1.5M shares of common stock under the Sales Agreement and received net proceeds from the Sales Agreement of $14.7M after fees paid to the Agents and other offering expenses of $711,000, reflected in Additional Paid in Capital.

In 2024, the Company completed various offerings and private placements. (“Financings”) The proceeds from such Financings were used to fund working capital to build inventory, fund capital expenditure and operating costs.

Cash Flows

Net Cash Used in Operating Activities

The Company used cash of $11,743,528 and $5,172,135 in operating activities for the nine months ended September 30, 2025 and 2024, respectively. The change in cash used was principally due to the Company incurring transaction fees relating to digital assets, higher G&A expenses primarily due to the initiation of the digital asset strategy and an increase in manufacturing costs partially offset by lower R&D activities, excluding non-cash items, as described above during the nine months ended September 30, 2025.

Net Cash Used in Investing Activities

For the nine months ended September 30, 2025 and 2024, the Company used cash in investing activities of $189,506,025 and $1,069,659, respectively. In 2025, the primary increase related to the purchase of digital assets of $186,104,214 because of the August 2025 offering. In both periods, cash was used to acquire or pay deposits for fixed assets.

Net Cash Provided by Financing Activities

For the nine months ended September 30, 2025, and 2024, the Company provided cash from financing activities of $210,726,915 and $5,707,946, respectively. In the 2025 period, the net proceeds of $207,320,039, was from the Offerings in August and January 2025 and the proceeds from the margin loan of $7,628,888 offset by the debt repayment of $4,222,012. In the 2024 period, the cash provided was from the exercise of warrants for $2,972,646 and the debt offering of $2,735,300.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks include, but are not limited to, interest-rate risk, inflation risk and risks associated with our digital-asset treasury strategy.

Inflation Risk

Inflation generally affects our business by increasing the cost of labor, research and development contracts and other overhead expenses. To date, we do not believe inflation has had a material effect on our results of operations for the periods presented; however, we monitor inflation trends as part of our ongoing risk assessment.

Digital Asset Treasury Risk

As part of our capital-allocation strategy for assets not required to provide immediate working capital for our ongoing operations, we have adopted a treasury policy focused primarily on accumulation of the SOL.

The price of SOL has historically been subject to dramatic fluctuations and is highly volatile. Moreover, digital assets such as SOL are relatively novel and the regulatory and accounting treatments applicable to them remain uncertain. It is possible that regulators may interpret existing laws or issue new regulations in a manner that adversely affects the liquidity or value of SOL.

Any decline in the fair value of our SOL holdings below our carrying value could require us to recognize an unrealized loss, which could be material to our financial results for the applicable reporting period and cause significant volatility in our reported earnings. Any such volatility or decline in reported earnings could materially adversely affect the market price of our common stock. In addition, changes in accounting standards or interpretations relating to digital-asset holdings could have a material adverse effect on our financial results and the market price of our common stock.

Because our treasury policy is highly concentrated in a single digital asset (SOL), adverse developments specific to the Solana protocol, validator network, ecosystem, or regulatory environment could disproportionately impact our financial condition and results of operations.

Historically, cryptocurrency markets (including SOL) have been characterized by significant price volatility, relatively limited liquidity compared to traditional currency/commodity markets, evolving regulatory oversight, susceptibility to exchange or custody failures, cyber-security risks, protocol or network disruptions, and other risks inherent in decentralized, electronic systems.

During times of market or network instability, we may not be able to liquidate our SOL holdings at favorable prices or at all or we may be unable to use our SOL holdings to raise capital (e.g., via collateralized term loans) or meet working-capital needs. If we are unable to sell our SOL or otherwise monetize our SOL holdings in a timely manner, or if we are forced to sell at a significant loss, our business and financial condition could suffer materially.

Further, unlike cash or securities deposited with institutions subject to Federal Deposit Insurance Corporation (FDIC) or Securities Investor Protection Corporation (SIPC) protections, digital assets held through custodians and trading counterparties do not generally enjoy the same regulatory protections. We depend on third-party qualified custodians for our SOL holdings and expect them to employ industry-standard controls (such as cold-storage, multi-person approvals, insurance coverage, etc.). Nonetheless, the frameworks for custody of digital assets are less mature and the failure of a custodian or validator partner or protocol disruption could adversely impact our holdings.

We also stake a portion of our SOL holdings through selected validators to earn staking rewards. Such staking involves a “cool-down” or un-staking period (under normal conditions we expect to regain control of unstaked SOL within approximately 48 hours, though network conditions could extend this period) which may limit our liquidity.

In addition, our use of derivatives such as call and put options and total-return swaps in connection with our SOL holdings may require margin or collateral posting and could reduce available liquidity or introduce additional volatility in our cash flows.

In summary, our exposure to SOL as part of our treasury strategy introduces a number of risks — market risk (price volatility), liquidity risk, operational risk (custody, staking, validator interruptions), regulatory risk, accounting risk and concentration risk — any of which could have a material adverse effect on our business, financial condition, results of operations and the market price of our common stock.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management, including our Executive Chairman and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Executive Chairman and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Executive Chairman and Chief Financial Officer.

Changes in Internal Control over Financial Reporting

During the period covered by this Quarterly Report on Form 10-Q, as a result of the adoption of the Digital Assets platform, additional controls around safeguarding of assets, evaluating the completeness and accuracy of the data and managements review procedures over proper accounting and disclosures have been implemented.

There were no other changes in our internal control over financial reporting identified in connection with the evaluation of internal controls that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On October 6, 2025, the Company entered into a confidential settlement agreement and release (the “Settlement Agreement”) with Barry Berler, Plastomold Industries Ltd (“Plastomold”), Plasto Design Solutions (“PDS”), Plasto Design Ltd. (“Plasto Design,” and together with Plastomold and PDS as the “Plasto”) and Plasto Technology Group LLC (“Plasto Technology”), whereby the Company, Mr. Berler, Plasto and Plasto Technology dismissed unconditionally and irrevocably release and discharge each other and their respective representatives from and against any and all claims alleged in the Litigation (the “Settlement”). The Settlement Agreement also provides that neither party’s entry into the Settlement Agreement shall be deemed an admission of fault, responsibility, or liability for any claim alleged in the Litigation. Pursuant to the Settlement Agreement, the Company entered into definitive agreements, including a bill of sale, assignment and assumption agreement providing for the transfer by the Company to Plasto Technology of certain assets, and a contract for the transfer of business share providing for the assignment by the Company to Plasto Technology of all of the Company’s right, title and interest in and to the issued and outstanding shares of Safegard Medical Kft, our Hungarian subsidiary. In addition, the Company executed agreements for the transfer of certain patents and registered trademarks, along with the related goodwill associated therewith.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on March 27, 2025 and as amended on April 15, 2025, and the registration statement under Form S-3 filed with SEC on October 23, 2025, any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on March 27, 2025 and as amended on April 15, 2025, and the registration statement under Form S-3 filed with SEC on October 23, 2025.

Our Treasury Policy and strategic advice and guidance relating to our business, operations, growth initiatives, and industry trends in the crypto technology sector, respectively.

We may not negotiate or enforce contractual terms as aggressively with our Consultant and our Strategic Advisor as we might with an unrelated party, and the commercial terms of our agreements may be less favorable than we might obtain in negotiations with third parties. If our business dealings with our Consultant and our Strategic Advisor are not as favorable to us as arms-length transactions, our results of operations may be harmed.

Furthermore, our Strategic Advisor has received warrants to purchase shares of our Common Stock. This equity interest may also create actual or potential conflicts of interest, as their decisions could be influenced by their ownership interests rather than solely by the best interests of us or our stockholders. There is no assurance that such conflicts will be resolved in our favor, and any failure to manage these conflicts could adversely affect our business, financial condition, and reputation.

We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sale of Unregistered Equity Securities

On July 15, 2025, the Company entered into a Subscription and Investment Representation Agreement (the “Subscription Agreement”) with Paul K. Danner, its Executive Chairman, who is an accredited investor, pursuant to which the Company agreed to issue and sell five (5) shares of the Company’s Series B Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”), to Mr. Danner for an aggregate purchase price of $100.00. The sale closed on July 17, 2025. The outstanding shares of Preferred Stock were redeemed in whole automatically upon the effectiveness of the amendment to the articles of incorporation implementing an increase in the number of authorized shares of common stock of the Company.

On August 25, 2025, the Company entered into securities purchase agreements (the “Cash Securities Purchase Agreements”) with certain accredited investors (the “Cash Purchasers”) pursuant to which the Company agreed to sell and issue to the Cash Purchasers in a private placement offering (the “Cash Offering”) of (i) either shares (the “Cash Shares”) of common stock of the Company, par value $0.0001 per share (the “Common Stock”), at an offering price of $6.50 per share (ii) or pre-funded warrants (the “Cash Pre-Funded Warrants”) to purchase shares of Common Stock (the “Cash Pre-Funded Warrant Shares,”) at an offering price of $6.4999 per Pre-Funded Warrant, and (ii) stapled warrants (the “Cash Stapled Warrants,” and together with the Common Stock and Cash Pre-Funded Warrants, the “Cash Securities”) to purchase shares of Common Stock (the “Cash Stapled Warrant Shares,”) at an exercise price of $9.75 per Cash Stapled Warrant. In the Cash Offering, the Cash Purchasers will tender any of U.S. dollars, USDC or USDT (or a combination thereof) to the Company as consideration for the Cash Shares, Cash Stapled Warrants and Cash Pre-Funded Warrants.

On August 25, 2025, the Company also entered into securities purchase agreements (the “Cryptocurrency Securities Purchase Agreements,” and together with the Cash Securities Purchase Agreements, the “Securities Purchase Agreements”) with certain accredited investors (the “Cryptocurrency Purchasers,” and together with the Cash Purchasers, the “Purchasers”) pursuant to which for an aggregate proceeds of $[    ] the Company agreed to sell and issue to the Cryptocurrency Purchasers in a private placement offering (the “Cryptocurrency Offering” and together with the Cash Offering, the “Offerings”) of (i) pre-funded warrants (the “Cryptocurrency Pre-Funded Warrants” and together with the Cash Pre-Funded Warrants, the “Pre-Funded Warrants”) to purchase shares of Common Stock (the “Cryptocurrency Pre-Funded Warrant Shares,” and together with the Cash Pre-Funded Warrant Share, the “Pre-Funded Warrant Shares”) at an offering price of $6.4999 per Pre-Funded Warrant, and (ii) stapled warrants (the “Cryptocurrency Stapled Warrants,” and together with the Cash Stapled Warrants, the “Stapled Warrants” to purchase shares of Common Stock (the “Cryptocurrency Stapled Warrant Shares,” and together with the Cash Stapled Warrant Share, the “Stapled Warrant Shares”) at an exercise price of $9.75 per Cryptocurrency Stapled Warrant.

The gross proceeds from the Cash Securities Purchase Agreements and Cryptocurrency Securities Purchase Agreements aggregated $411M, which investors paid using the following currency: cash of $181M, locked SOL of $137M, unlocked SOL of $7M and stable coin of $86M. The net proceeds of $403M reflect placement agent fees, legal fees, and expenses of $7.5M with net proceeds, after reflecting par value, have been recorded in Additional Paid in Capital of $403M.

On August 28, 2025, the Company entered into a Strategic Advisor Agreement (the “Strategic Advisor Agreement”) with Sol Markets, a Cayman Islands exempt company (the “Strategic Advisor”), pursuant to which the Company engaged the Strategic Advisor to provide strategic advice and guidance relating to the Company’s business, operations, growth initiatives and industry trends in the crypto technology sector for an initial term of two (2) years, which may be extended by mutual written agreement of the Company and the Strategic Advisor. Either the Company or the Strategic Advisor may terminate the Strategic Advisor Agreement upon one hundred eighty (180) days’ prior written notice or for cause, as such term is defined in the Strategic Advisor Agreement. Pursuant to the terms of the Strategic Advisor Agreement, the Company issued to the Strategic Advisor, the Strategic Advisor warrants (the “Strategic Advisor Warrants”) to purchase 6,321,367 shares of the Company’s Common Stock (the “Strategic Advisor Warrants”) which is equal to 10% of the aggregate number of shares of Cash Shares and the Pre-Funded Warrant Shares. Upon the exercise of each Stapled Warrant, the Strategic Advisor shall receive an additional grant of Strategic Advisor Warrants to purchase an amount of shares of Common Stock equal to 10% of the Stapled Warrant Shares underlying such exercised Stapled Warrant (such shares of Common Stock underlying the Strategic Advisor Warrants, the “Strategic Advisor Warrant Shares”).

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarterly period ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

On November 11, 2025, Andrew R. Crescenzo, the Company’s Chief Financial Officer, notified the Company of his intent to retire from his positions as Chief Financial Officer, effective December 31, 2025.

The Board of Directors has commenced a process to identify and appoint a successor to serve as the Company’s next Chief Financial Officer. In connection with this transition, management, in consultation with the Board, is evaluating qualified candidates to ensure an orderly and effective succession.

OTHER ITEMS

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Chief Executive Officers (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officers (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Definition Link
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.
+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 14th day of November 2025.

SHARPS TECHNOLOGY, INC.

November 14, 2025	/s/ Paul K. Danner
Paul K. Danner
Executive Chairman and Principal Executive Officer (Principal Executive Officer)

November 14, 2025	/s/ Andrew R. Crescenzo
Andrew R. Crescenzo
Chief Financial Officer
(Principal Financial Officer)

