Form 10-K
period 2025-12-31
Sharps Technology Inc.
filed 2026-03-31
CIK 1737995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $5,569,875, based on the closing price on that date as reported on the NASDAQ Capital Market.

As of March 24, 2026, 38,664,571 shares of the registrant’s common stock, par value $.0001 per share, were issued and outstanding.

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

PART 1

Item 1. Business

Company Overview

Sharps Technology, Inc. is a medical device sales and distribution enterprise focused on the marketing and distribution of syringe products and related drug-delivery systems. We previously designed and manufactured a portfolio of conventional and safety syringes for clinical, pharmaceutical, and specialty applications and continues to market certain remaining inventory to hospitals, clinics, healthcare providers, and medical supply organizations in both domestic and international markets. We plan to expand its distribution platform by representing established third-party manufacturers of complementary and synergistic medical products serving a common customer base. Sharps Technology is committed to maintaining compliance with all applicable regulatory and quality standards governing the marketing and distribution of medical devices, including those established by the U.S. Food and Drug Administration (FDA) and comparable international authorities.

On August 23, 2025, we adopted a digital asset treasury strategy focused on accumulating Solana (“SOL”), the native digital asset of the Solana blockchain.

Our Solana Treasury Strategy

On August 28, 2025, upon the closing of our Private Investment in Public Equity Offering (“PIPE”) of approximately $400 million, our Board has adopted a treasury policy (the “Treasury Policy”), the material terms of which are set forth below, under which the principal holding in our treasury reserve on the balance sheet will be allocated to SOL. Although we reserve the right to accumulate other forms of digital assets in the future, we currently only own SOL, USDC and USDT, with the vast majority of such digital assets being SOL. Upon the closing of the PIPE, we purchased and continue to hold over 2,000,000 SOL, including staking rewards, representing almost all of the capital raised in that offering. Where we refer to digital assets herein, we are referring to cryptocurrencies and stablecoins. The Board has also established a Board committee comprised of our Executive Chairman, our Chief Investment Officer and our Principal Financial Officer, to oversee the implementation of our Treasury Policy (the “Treasury Oversight Committee”).

On August 28, 2025, we entered into (i) a consulting agreement (the “Agreement”) with Sol Edge Limited (the “Consultant”) pursuant to which the Consultant provides consulting and related services with respect to our Treasury Policy and (ii) a strategic advisor agreement (the “Strategic Advisor Agreement”) with Sol Markets, a Cayman Islands exempt company (the “Strategic Advisor”) pursuant to which the Strategic Advisor provides strategic advice and guidance relating to our business, operations, growth initiatives and industry trends in the crypto technology sector. Both the Consultant and the Strategic Advisor are wholly-owned and controlled by James Zhang, the brother of Alice Zhang, our Chief Investment Officer and director. Ms. Zhang’s husband Jason Hu was until recently a senior employee of the Consultant. The Consultant has entered into and intends to enter into additional agreements with registered investment advisors and registered commodity pool operators, with the first agreement entered into with Parafi Capital LP. We currently stake our treasury assets with several SOL validator service providers, see Validator Agreements below.

For the period of August 28, 2025 through August 27, 2026, we paid the Consultant an upfront $10 million annual fee equal to 2.5% of the Company’s total digital assets of $400 million on the date we executed the Consulting Agreement. For all future periods, we have agreed to pay the Consultant a monthly fee equal to 2% in the aggregate on amounts up to and including $1,000,000,000 in Account value, 1.75% in the aggregate on amounts above $1,000,000,000 up to and including $1,500,000,000 in Account value, and 1.5% in the aggregate on amounts above $1,500,000,000 in Account value as of such measurement date divided by 12, beginning on August 27, 2026. We have agreed to pay to the Consultant such fee, at its option, in the form of USDC, USDT, SOL, or some combination thereof.

This Agreement shall commence on the Effective Date and shall continue in full force and effect for a term of 20 years (the “Term”), unless earlier terminated in accordance with Section 13(c). Thereafter, the Agreement may be renewed for additional periods as mutually agreed in writing by the Parties. If this Agreement is terminated by the Company for any reason during the Term, or if the Consultant terminates this Agreement due to a material breach by the Company, the Company shall pay to the Consultant, as liquidated damages and not as a penalty, an amount equal to all fees and other compensation that would have accrued to the Consultant under this Agreement from the date of termination through the end of the Term, paid monthly throughout the Term in accordance with the payment provisions herein.

In addition to the payment terms described above, we have provided the Consultant with our Investment Guidelines, as described below, related to the managing of our digital assets. The Consultant is subject to certain Investment Guidelines, as approved by the Board and overseen by the Treasury Oversight Committee and are included in our Treasury Policy, the material terms of which are set forth below.

Treasury Policy and Investment Guidelines

We manage our Treasury Policy under the oversight of our Treasury Oversight Committee. The Treasury Policy establishes the parameters, allocation ranges, permitted instruments, and risk controls applicable to all treasury activity. The primary objective of the Treasury Strategy is to maintain controlled long exposure to the SOL ecosystem, which comprises the vast majority of our digital assets, while generating yield through staking and selective use of derivative instruments to manage market risk and/or enhance returns. Profit generation is expected primarily through (i) potential price appreciation of SOL and (ii) protocol-native staking rewards, which are accrued in SOL. We currently utilize native staking platforms that meet internal counterparty and smart-contract risk criteria. No single validator, liquid staking protocol, or staking counterparty may exceed 49% of total staked assets, and we will not employ leverage without explicit Board approval. The Treasury Policy provides that the Board has ultimate oversight of our Treasury Policy, but has delegated authority to the Treasury Oversight Committee to oversee the day-to-day operations of the Treasury Policy carried out by our CIO, subject to certain dollar amounts and percentage restrictions. If the CIO wishes to exceed the thresholds set for the CIO, they need the approval of the Treasury Oversight Committee and if the Treasury Oversight Committee wishes to exceed the thresholds set for the Treasury Oversight Committee, they need the approval of the Board. Similarly, the Treasury Oversight Committee has oversight of the Consultant and the Investment Guidelines set forth in the Consulting Agreement provide for certain dollar amounts and percentage restrictions on actions permitted to be taken by the Consultant, and if the Consultant wishes to exceed such thresholds, they need the approval of the Treasury Oversight Committee.

The Treasury Policy and Investment Guidelines, amongst other provisions, provide for the following:

●	Limiting derivative usage through qualified custodians or regulated counterparties. Derivative instruments (including SOL calls, puts, or total return swaps) to be utilized solely for two permitted purposes: (i) portfolio hedging of SOL market risk and (ii) strategic exposure management where such instruments enhance yield or liquidity efficiency.
●	Limiting derivative transactions to pre-approved instruments and counterparties.
●	Limiting our total investible assets (a) the combined exposure to SOL and SOL-related instruments (including native and liquid staking), (b) the amount of cash or USD stablecoin reserves for settlement and liquidity management (outside of operating cash needs of any operating businesses under the company), (c) the derivative exposure (hedging or yield enhancement)
●	Limiting the acceptance of in-kind SOL investments and any funding other than U.S. dollars, stablecoins or liquid SOL.
●	Ensuring that only SOL pairs with sufficient daily trading volume are permitted.
●	Ensuring that the aggregate exposure to any single validator, liquid staking platform, or protocol smart contract shall not exceed a certain percentage of total staked assets.
●	Ensuring the daily net purchases or sales capped at a certain percentage of SOL average daily volume (ADV).
●	Ensuring amount of margin exposure.
●	Ensuring that the aggregate exposure to any single counterparty, custodian, or protocol shall not exceed a certain percentage of NAV (excluding SOL staking diversification described above).

Currently our Treasury Policy is primarily dedicated to SOL, and other than our holdings in USDT and USDC described above, we do not intend to allocate a significant portion of our treasury assets to other digital assets in the near term. As a result, our assets are highly concentrated in a single digital asset. Adverse developments specific to SOL, its protocol, or its ecosystem could have a disproportionate impact on our financial condition and results of operations.

In addition to our medical device sales and distribution enterprise and management of its SOL treasury, we have recently begun to explore strategic acquisitions and/or investments globally. To this goal, our treasury strategy and engineering teams continue to analyze these opportunities and develop our own digital products. We have been and continue to prioritize long term growth of the Company’s business, potentially using proceeds from the sale of SOL to fund our expansion plans described above.

From time to time we may utilize a mix of call options, put options as well as other derivatives.

Our Treasury Policy is intended to bring value to our stockholders through the following:

●	utilizing intelligent capital markets issuances, including the issuance of both equity and convertible debt, where we may issue capital for the benefit of stockholders to purchase and hold more SOL;

●	staking the majority of the SOL in our treasury to earn a staking yield and turn the treasury into a productive asset;

●	purchasing locked SOL at a discount to the current spot price; and

●

selling our SOL holdings, whether on the open market, through block trades, or other negotiated transactions, for various reasons and at various times, including, in order to repurchase shares of our Common Stock when our Board believes such repurchases will result in accretive value creation for our stockholders and at such times when it is legally permissible to do so.

We may also from time to time repurchase shares of our Common Stock when our Board believes such repurchases will result in accretive value creation for our stockholders, including when our Common Stock is trading at a discount to the net asset value of our SOL holdings on a per-share basis. Any such repurchases may be funded from the proceeds of SOL sales, operating cash flow, or other available funds, and would be subject to applicable securities laws and regulations, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

There can be no assurance that the value of SOL will increase, and investors should carefully consider the risks associated with digital assets.

Cryptocurrencies that are part of Blockchain economies

A cryptocurrency is a type of digital asset that exists on a particular blockchain and can be moved from one party to another party on that blockchain. Cryptocurrencies that comprise part of a blockchain economy or blockchain platform, typically have more functionality than a payment currency. Blockchain economies or platforms permit the use of the cryptocurrency to create other digital assets or tokens, run decentralized applications on the blockchain platform, and build various types of functionality and features on the blockchain platform. Examples of cryptocurrencies that are part of blockchain economies include SOL and Ether. Cryptocurrencies that are part of a blockchain are inherently riskier than stablecoins, but still relatively safer than other newer and untested forms of cryptocurrencies. Risks of cryptocurrencies such as SOL involve numerous factors such as market risks and technological risks, see “Risks Related to Our Digital Asset Trading Strategy and Cryptocurrencies.”

Stablecoins

Many of the blockchain applications on large blockchain networks involve the use of “stablecoins,” which are designed to maintain a constant price related to or based on some other asset or traditional currency because of, for instance, their issuers’ promise to hold high-quality liquid assets (such as U.S. dollar deposits and short-term U.S. treasury securities) equal to the total value of stablecoins in circulation. In July 2025, the U.S. President signed into law the “GENIUS Act,” which establishes a federal framework for “payment stablecoins,” treating them as payment systems, not securities, and mandating fiat-backed reserves, monthly disclosures, anti-money laundering safeguards, and similar measures. Stablecoins have grown rapidly as a medium of exchange and store of value, particularly on digital asset trading platforms, and their use as an alternative to digital assets such as bitcoin and SOL could expand further as rules are promulgated under the GENIUS Act. Given that stablecoins, such as the type we own, USDT and USDC, are pegged to the U.S. dollar, they are typically a safer and less volatile cryptocurrency than other types, such as SOL. However, as with all forms of cryptocurrencies there still remains risk with respect to stablecoins,

The GENIUS Act may also create new opportunities for stablecoin-based yield strategies within our Treasury Policy framework. As the regulatory framework established by the GENIUS Act matures and rules are promulgated thereunder, the increased legal clarity around stablecoin reserves, disclosures, and permissible uses may facilitate institutional adoption of stablecoins and expand the range of yield-generating instruments available to treasury operators such as us. We may explore allocating a portion of our treasury to stablecoin-denominated lending, liquidity provision, or other yield-generating activities that become permissible under the GENIUS Act framework. However, the rules implementing the GENIUS Act are still being promulgated, and there remains significant uncertainty regarding the final requirements, implementation timelines, and the scope of permissible activities for stablecoin holders and issuers. Changes in the final rules or their interpretation could limit or eliminate anticipated opportunities or impose compliance costs that render such strategies uneconomical. Furthermore, the broader regulatory landscape for digital assets continues to evolve rapidly, and legislative or enforcement actions at the federal or state level could adversely affect the stablecoin market and our ability to utilize stablecoins as part of our Treasury Strategy.

Treasury Strategy

Our Treasury Strategy is currently anchored in maintaining strategic long exposure to SOL, which may comprise up the vast majority of our of treasury assets under the approved allocation ranges. Profit generation is expected primarily through (i) potential price appreciation of SOL and (ii) protocol-native staking rewards, which are accrued in SOL. We utilize both native staking and liquid staking platforms that meet internal counterparty and smart-contract risk criteria. No single validator, liquid staking protocol, or staking counterparty may exceed 49% of total staked assets. The key components of our Treasury Strategy include the following:

●	Staking Income - Staking rewards are a recurring source of yield and represent a significant component of expected treasury income. We delegate SOL to a diversified set of approved validators and liquid staking protocols, emphasizing operator quality, geographic dispersion, and infrastructure resiliency. Staking rewards may increase our SOL holdings and therefore compound the long-term exposure to the underlying asset.
●	Use of Derivative Instruments - Although we utilized derivatives during 2025, as of December 31, we did not have any open derivative positions. In the future, we may utilize SOL-related derivative instruments, including exchange-traded or over-the-counter call options, put options, and total return swaps, solely for (i) hedging SOL market risk and (ii) strategic yield enhancement or exposure management. Derivative exposure is generally limited to 10% of the portfolio, and no single derivative transaction or counterparty exposure may exceed established notional thresholds without Treasury Oversight Committee approval. All derivative transactions are executed only through regulated or otherwise qualified custodians and counterparties and require documented trade rationales, including their expected economic and risk impact. Our treasury management guidelines currently approved by the Board limits derivative exposure to 10% of the total treasury. We do not use derivatives for speculative purposes or to obtain synthetic leverage.
●	Liquidity and Portfolio Construction - We may hold up to 20% of our treasury assets in cash or USD-denominated stablecoins to support liquidity, settlement requirements, and volatility management. All trading activity is executed only through approved venues that meet internal compliance standards, and daily net purchase or sale activity is limited to no more than 20% of SOL average daily trading volume to mitigate market-impact risk. We may reallocate to cash or other highly liquid instruments, including U.S. Treasury securities or certain other types of vehicles, at the discretion of the Chief Investment Officer when warranted by market conditions.
●	Risk Management and Operational Controls – Risk management is embedded throughout our Treasury Strategy. We impose strict concentration limits on counterparties, custodians, derivative exposures, and staking platforms, with no single exposure generally permitted to exceed 49% of net asset value. All custody relationships are structured to provide read-only data access, dual-authorization withdrawal controls, and whitelisted addresses for outbound transfers. We receive daily or monthly holdings data from our custodians, and these reports are reconciled through internal net asset value systems to ensure completeness and accuracy.
●	Expected Profit Generation - We expect to generate profit from a combination of (i) long-term appreciation of SOL held in the treasury, (ii) ongoing staking rewards earned through native and liquid staking, and (iii) incremental yield and risk mitigation achieved through permitted derivative strategies. We believe that these activities, conducted within the prescribed governance and risk limits, support its objective of producing sustainable, risk-adjusted returns while maintaining a conservative operational posture.

How We Earn Staking Rewards

We intend to stake up to 95% of our total SOL holdings, and will utilize the remaining unstaked SOL primarily for liquidity management, potential validator operations and as collateral for any margin loans or future lending agreements To earn staking rewards, we intend to delegate our SOL to third parties via Solana’s in-protocol delegation system while keeping the SOL held by third party custodians. This means we deposit our SOL into a stake account, which is then delegated to a validator’s vote account. We stake to validators who are integrated into our qualified custodians’ platforms, allowing us to stake SOL to validators directly from our custody accounts. This also permits us to maintain that the keys that can move our SOL are still controlled by the custodians we have engaged. See “Use of Custodians and Storage of Sol.” Of the validators integrated into our qualified custodians, our team is staking to those who, in our opinion, have demonstrated a track record of high performance, high yield generation, and attractive delegator economics. We use multiple validators to seek to maximize the return on our SOL treasury and to mitigate the risk of having only one or two validators for our treasury staking. All of our locked SOL is staked with BitGo’s validator, which is one of our qualified custodians (see Use of Custodians and Storage of SOL). We mitigate concentration risk by ensuring that no validator has over 49% of our SOL holdings staked with them with the caveat that should our total SOL holdings decrease our locked SOL staked with BitGo’s validator may go above this threshold given that the locked SOL cannot be unstaked or moved until it is unlocked. Locked SOL unlocks are released to us on a monthly basis by BitGo based on a pre-determined release schedule. The agreements with our staking providers provide that we will pay a fee equal to between 0%-4% of the rewards generated by the SOL staked to such provider. The agreements direct the staking providers to include our SOL, once received, in their delegated staking pool, with the providers having no discretion as to movement or re-hypothecation of our SOL. We maintain possession and control of the staked SOL at all times and can choose when to exit the staking amount. We have the ability to terminate the agreement with the staking providers at any time. We recently entered into an agreement with one staking provider to create an STSS-branded validator. This provider is charging a 4% commission on staking rewards earned by the validator and charged on a per-epoch basis. The STSS-branded validator was set up by the Coinbase team and is physically managed by a Coinbase sub-service provider. Coinbase has provided performance guidelines and assurances that it will adhere to certain operational standards in order to ensure that the validator performs at a high level and maximizes yield for our delegated SOL. Although we do not directly own or operate the validator infrastructure, the branding arrangement allows us to maintain a branded presence within the Solana validator ecosystem while leveraging Coinbase’s institutional-grade infrastructure, operational expertise, and security controls. Our reliance on Coinbase and its sub-service provider for the operation of the STSS-branded validator introduces counterparty risk, as any underperformance, downtime, or operational failure by Coinbase or its sub-service provider could result in reduced staking rewards or reputational harm to us. We do not control the selection of Coinbase’s sub-service provider or the specific operational procedures employed by such sub-service provider.

How We Manage Liquidity

We acknowledge that during the deactivation period, staked SOL is not earning rewards and is not yet liquid. We factor this into our liquidity and risk management framework.

Our staking program involves a temporary loss of transferability of staked SOL during the “deactivation” or cooldown period. Under normal conditions, we expect to regain complete control over un-staked SOL within approximately 48 hours; however, network conditions could extend this period. To mitigate liquidity risk, we intend to maintain a portion of our treasury in un-staked SOL and cash to meet short-term obligations. Our use of SOL options may involve margin requirements or collateral posting, which could reduce available liquidity. Option premiums paid or received may also create volatility in our near-term cash flows. A certain portion of our holdings is comprised of SOL that is programmatically locked by the FTX estate. As such the release of such locked SOL is outside our control.

Use of Custodians and Storage of SOL

If a custodian were to become insolvent, it is possible that we face delays or difficulties obtaining our digital assets. We solely utilize third-party qualified custodians to hold our SOL, other than the portion of our SOL held through a single non-qualified custodian, as set forth below. As of the date hereof, we utilize BitGo Bank & Trust, National Association (N.A.). (“BitGo”), Anchorage Digital Bank N.A. (“Anchorage”) and Coinbase, Inc. (“Coinbase”), as the custodians of our digital assets, none of which hold over 40% of such assets. We do not self-custody our SOL. We use qualified custodians that utilize risk management and operational best practices related to hot vs. cold storage, access controls, custody technology and insurance, among other practices. We are in the process of onboarding with other qualified custodians to ensure that we mitigate our SOL treasury risk through the use of additional qualified custodians.

If any of our custodians were to become insolvent or enter bankruptcy or receivership proceedings, we may face significant delays or difficulties in recovering our digital assets held by such custodian. The treatment of digital assets held in custodial accounts in the event of a custodian’s insolvency is an evolving area of law, and it is unclear whether our digital assets would be treated as our property or as part of the custodian’s bankruptcy estate. The failure of FTX Trading Ltd. and its affiliates in November 2022, in which customers holding digital assets on the FTX platform faced prolonged delays and significant losses in recovering their assets, demonstrated the material risks associated with custodian insolvency. While we have sought to mitigate this risk by diversifying our custody arrangements across multiple custodians and ensuring that no single custodian holds more than 40% of our digital assets, there can be no assurance that we would be able to recover some or all of our digital assets in a timely manner, or at all, in the event of a custodian insolvency. Of our qualified custodians, Anchorage Digital Bank N.A. is a federally chartered digital asset bank regulated by the Office of the Comptroller of the Currency (“OCC”) and BitGo Bank & Trust, National Association (N.A.). is a federally chartered national trust bank for digital assets, which provides certain regulatory protections, including requirements for minimum capital, segregation of client assets, and examinations by federal bank regulators. However, even with respect to a federally regulated custodian, there is no equivalent of Federal Deposit Insurance Corporation (“FDIC”) insurance for digital assets, and the specific protections available to depositors of digital assets at a federally chartered bank in the event of insolvency remain untested.

Our primary custodians generally maintain the majority of their custodied SOL holdings in cold storage (>95%), with hot wallets used only for limited operational purposes. Custodians employ SOC 2–audited security controls, geographic redundancy, multi-person approval processes, and conduct key-generation ceremonies in offline, secure facilities. Private keys are never exposed to networked devices. Custodians maintain insurance coverage with respect to the custodial accounts. Our custody agreements typically have terms of one to three years, may be terminated on 30 days’ notice, and include fees for storage and transactions. Our qualified custodians do not rehypothecate or otherwise use our SOL.

On August 19, 2025, our wholly-owned subsidiary, Sol Equity Limited, a Cayman Islands exempt company (“Sol Equity”) entered into a Custodial Services Agreement with BitGo (the “BitGo Agreement”) to hold our digital assets. The term of the BitGo Agreement is for one year with successive one-year renewals unless prior notice of non-renewal is given by either party. We pay BitGo a monthly digital asset storage fee based upon the market value of the assets in storage. The BitGo Agreement is terminable by either us or BitGo on thirty days’ notice as a result of a breach of the BitGo Agreement and may be suspended by BitGo if we violate the intended use of the account or due to a change in the applicable law, litigation or bankruptcy. The BitGo Agreement provides that BitGo shall obtain and maintain, at its sole expense, insurance coverage in such types and amounts as shall be commercially reasonable for the custodial services provided thereunder.

On August 21, 2025, Sol Equity entered into a Master Custody Services Agreement with Anchorage (the “Anchorage Agreement”) to hold our digital assets. The term of the Anchorage Agreement is for one year with a one-year renewal. We pay Anchorage a monthly custody fee based upon the market value of the assets in custody. The Anchorage Agreement is silent with respect to insurance coverage of the custodial assets.

On August 19, 2025, Sol Equity entered into a Custody Agreement with FalconX (the “FalconX Agreement”) to hold our digital assets. The FalconX Agreement terminable at will by either us or FalconX upon 90 days notice. We pay FalconX an annual custody fee based upon the market value of the assets in custody and a percentage of staking rewards. The FalconX Agreement is terminable by FalconX if we violate the intended use of the account or a material breach. The FalconX Agreement provides that FalconX’s compensation framework for the custodial assets is supported by insurance policies and that the insurance covers specific incidents and claims are processed in accordance with the insurer’s terms. As of February 17, 2026, all assets at FalconX were moved to other custodians.

On September 24, 2025, Sol Equity entered into a Prime Broker Agreement with Coinbase (the “Coinbase Agreement”). The Coinbase Agreement is terminable at will by either us or Coinbase upon 30 days notice. We pay Coinbase a fixed rate, inclusive of Coinbase’s commission for each executed order Coinbase may terminate, restrict or suspend the Coinbase Agreement upon an event of default by us. Coinbase may also close the Company’s account if it has been inactive for more than one year. The Coinbase Agreement provides that Coinbase shall obtain and maintain, at its sole expense, insurance coverage in such types and amounts as shall be commercially reasonable for the custodial services provided thereunder. As these custodial agreements do not set forth the specific amounts of insurance coverage, some of our digital assets may not be subject to coverage if any of the custodian’s coverage is too low. See “If we or our third-party service providers experience a security breach or cyberattack and unauthorized parties obtain access to our SOL, or if our private keys are lost or destroyed, or other similar circumstances or events occur, we may lose some or all of our SOL and our financial condition and results of operations could be materially adversely affected.”

Use of DeFi Protocols

We may from time to time interact with decentralized finance (“DeFi”) protocols, either directly or indirectly through staking, validator operations, custody arrangements, or liquidity management activities. DeFi protocols generally rely on open-source smart contracts deployed on public blockchains, including SOL. While these smart contracts are intended to operate automatically according to their code, they may contain coding errors, vulnerabilities, or design flaws that can be exploited.

Accounting Treatment of Digital Assets

Effective with the adoption of Accounting Standards Update No. 2023-08, “Accounting for and Disclosure of Crypto Assets” (“ASU 2023-08”), we measure our SOL at fair value in our consolidated balance sheet, with changes in fair value recognized in net income each reporting period in accordance with ASC 350-60. We determine the fair value of our SOL holdings using the closing price on our principal market as of the reporting date, in accordance with ASC 820, Fair Value Measurement. This mark-to-market accounting treatment may result in significant volatility in our reported net income and comprehensive income from period to period, driven primarily by fluctuations in the market price of SOL rather than changes in our underlying business operations. Staking rewards received in SOL are recognized as revenue at fair value on the date received. We believe that fair value measurement provides the most relevant and transparent information about our digital asset holdings to investors, but investors should be aware that reported earnings may fluctuate significantly as a result.

SOL - The Token of the Solana Blockchain

SOL is the native token of the Solana blockchain. SOL was created with an initial supply of 500 million SOL, though much of the initial supply was locked or earmarked for various use cases including the community, the foundation and investors. New SOL are brought into existence primarily through inflationary rewards distributed to validators and delegators. The SOL staking yield is made up of three primary components: inflationary rewards, transaction/priority fees, and maximal extractable value. Inflationary rewards started out at 8.0%, and are currently 4.3%, and will fall 15% every epoch-year until they reach a long-term floor of 1.5%. Unlock schedules applicable to these allocations may periodically increase circulating supply, creating potential selling pressure and adversely affecting the price of SOL. Historically, 50% of all transaction fees were burned (with the other 50% going to the validator), but now all transaction fees go to the validator after the passage and adoption of the Solana Improvement Document 96.

How SOL is Used

SOL is used as part of Solana’s proof-of-stake consensus mechanism. In general, proof-of-stake blockchains have block producers called validators that run nodes, bond or stake the protocol’s native token, propose blocks when chosen to do so, and validate/sign the transactions and blocks of others when not. Validators are chosen to produce a block in proportion to their stake, which makes it extremely costly for bad actors to attempt to control the network and add invalid transactions to the blockchain. Validators receive staking rewards for the work they perform, which further incentivizes validators to behave properly, as they would otherwise miss out on such rewards. Other proof-of-stake networks often “slash” some or all of a validator’s stake if it intentionally or unintentionally performs its duties poorly, for example, by double-signing a transaction, though Solana has not implemented slashing at this time. In addition to its use within consensus, SOL is also a “gas token”, meaning that users of the Solana blockchain pay SOL to validators (and delegators) as compensation for processing their transactions.

Although Solana has not implemented slashing at this time, there can be no assurance that slashing will not be introduced in the future through a protocol upgrade or governance proposal. The introduction of slashing on the Solana network could result in a partial or total loss of SOL staked with a validator that is found to have engaged in malicious behavior or experienced significant downtime. If slashing is implemented and any of our validators are subject to slashing penalties, we could lose a portion of our staked SOL, which could have a material adverse effect on our financial condition. We monitor Solana governance proposals and protocol development activity to assess the likelihood of slashing implementation and its potential impact on our staking operations.

SOL validators may also earn income through maximal extractable value (“MEV”), which refers to the value that validators can capture by strategically ordering, including, or excluding transactions within a block. MEV activity on the Solana network has grown significantly and represents an additional component of validator economics. While MEV may increase the total yield available to validators and their delegators, it also introduces risks, including the potential for transaction censorship, front-running of user transactions, and network congestion caused by MEV-seeking bots. Regulatory scrutiny of MEV practices could result in restrictions that reduce validator revenue or increase compliance costs. Changes to MEV distribution mechanisms, such as modifications to the Jito-Solana client or similar infrastructure, could adversely affect staking yields available to us.

We see three particularly notable items giving Solana a technical advantage compared to many smart contract blockchain peers. Solana’s proof-of-history gives validators a notion of time and allows them to produce blocks without requiring the network to first agree upon the current block, resulting in speed advantages. Further, unlike peer blockchains that often use single-threaded virtual machines, Solana enables parallel transaction execution to increase throughput and take advantage of future hardware improvements resulting from increased CPU core counts. In addition, Solana is optimized for speed and security, and is naturally growing into decentralization as hardware and bandwidth costs fall over time, positioning it well along the Blockchain Trilemma.

While Solana Labs and the Solana Foundation have played important roles in the development of the Solana ecosystem, no single entity owns or controls the Solana network. However, concentration of influence in these entities, particularly in early-stage protocol governance, presents risks that investors should consider.

The Solana Ecosystem

Solana’s performance and technical capabilities enable many use cases from DeFi to decentralized physical infrastructure networks, AI agents, social media, gaming, stablecoins, real-world assets, among others. We believe Solana is advantaged by best-in-class technology and strong network effects that have attracted a large, growing, and vibrant ecosystem of users, developers, and decentralized applications.

Regulations

Depending on the regulatory characterization of Solana, the markets for cryptocurrency in general, and our activities in particular, our business and our Solana acquisition strategy may be subject to regulation by one or more regulators in the United States and globally. Ongoing and future regulatory actions may alter, to a materially adverse extent, the nature of digital assets markets, the participation of industry participants, including service providers and financial institutions in these markets, and our ability to pursue our SOL strategy. Additionally, U.S. state and federal and foreign regulators and legislatures have taken action against industry participants, including digital assets businesses, and enacted restrictive regimes in response to adverse publicity arising from hacks, consumer harm, or criminal activity stemming from digital assets activity. U.S. federal and state energy regulatory authorities are also monitoring the total electricity consumption of cryptocurrency mining, and the potential impacts of cryptocurrency mining to the supply and dispatch functionality of the wholesale grid and retail distribution systems. Many state legislative bodies have passed, or are actively considering, legislation to address the impact of cryptocurrency mining in their respective states.

The SEC recognizes that some digital assets fall within the definition of a “commodity” under the Commodities Exchange Act of 1936, as amended (the “CEA”). Under the CEA, the Commodities Futures Trading Commission (the “CFTC”) has broad enforcement authority to police market manipulation and fraud in spot digital assets markets in which we may transact. Pursuant to SEC Interpretive Release No. 33-11412, the SEC has established a functional taxonomy that classifies certain crypto assets, including SOL, as digital commodities rather than securities. These assets are deemed to derive their value from the programmatic operation of a functional crypto system and market dynamics, rather than from a reasonable expectation of profits derived from the essential managerial efforts of others. Beyond instances of fraud or manipulation, the CFTC generally does not oversee cash or spot market exchanges or transactions involving digital asset commodities that do not utilize margin, leverage, or financing. In addition, CFTC regulations and CFTC oversight and enforcement authority apply with respect to futures, swaps, other derivative products and certain retail leveraged commodity transactions involving digital asset commodities, including the markets on which these products trade. While an asset itself may be classified as a digital commodity, the SEC maintains that the specific manner in which it is offered or sold could still constitute an investment contract transaction subject to federal securities laws.

In addition, because transactions in SOL provide a degree of anonymity, they are susceptible to misuse for criminal activities, such as money laundering. This misuse, or the perception of such misuse, could lead to greater regulatory oversight of SOL and SOL platforms, and there is the possibility that law enforcement agencies could close SOL platforms or other SOL-related infrastructure with little or no notice and prevent users from accessing or retrieving SOL held via such platforms or infrastructure.

As noted above, activities involving SOL and other digital assets may fall within the jurisdiction of more than one financial regulator and various courts and such laws and regulations are rapidly evolving and increasing in scope. The laws and regulations applicable to SOL and digital assets are evolving and subject to interpretation and change.

Governments around the world have reacted differently to digital assets; certain governments have deemed them illegal, and others have allowed their use and trade without restriction, while in some jurisdictions, such as the U.S., digital assets are subject to overlapping, uncertain and evolving regulatory requirements.

As digital assets have grown in both popularity and market size, the U.S. Executive Branch, Congress and a number of U.S. federal and state agencies, including the Financial Crimes Enforcement Network, the CFTC, the SEC, the Financial Industry Regulatory Authority, the Consumer Financial Protection Bureau, the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the Internal Revenue Service and state financial regulators, have been examining the operations of digital asset networks, digital asset users and digital asset exchanges, with particular focus on the extent to which digital assets can be used to violate state or federal laws, including to facilitate the laundering of proceeds of illegal activities or the funding of criminal or terrorist enterprises, and the safety and soundness and consumer-protective safeguards of exchanges or other service-providers that hold, transfer, trade or exchange digital assets for users. Many of these state and federal agencies have issued consumer advisories regarding the risks posed by digital assets to investors. In addition, federal and state agencies, and other countries have issued rules or guidance regarding the treatment of digital asset transactions and requirements for businesses engaged in activities related to digital assets.

Controlled Equity Offering

On September 2, 2025, we entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with each of Cantor Fitzgerald & Co. (“Cantor”) and Aegis Capital Corp. (“Aegis”) (each, an “Agent” and together, the “Agents”), pursuant to which we, from time to time, at its option may offer and sell shares (the “ATM Shares”) of its Common Stock, to or through Cantor, acting as principal and/or the sole designated sales agent having an aggregate sales price of up to $236,605,575 (the “ATM Offering”). Subject to the terms and conditions of the Sales Agreement, Cantor will use its commercially reasonable efforts consistent with its normal trading and sales practices to sell the ATM Shares from time to time, based upon our instructions. We have provided the Agents with customary indemnification and contribution rights in favor of the Agents, and the Agents will be entitled to a commission of 3.0% of the gross proceeds from each sale of the ATM Shares pursuant to the Sales Agreement. Sales of the ATM Shares, if any, under the Agreement may be made in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act or by any other method permitted by law. We have no obligation to sell any of the ATM Shares and may at any time suspend offers under the Sales Agreement or terminate the Sales Agreement.

The Common Stock to be sold under the Sales Agreement, if any, will be issued and sold pursuant to our shelf registration statement on Form S-3 (File No. 333-274146), which was filed with the SEC on August 22, 2023, as amended on August 29, 2023 and declared effective by the SEC on September 5, 2023 and a registration statement on Form S-3 (File No. 333-289980) filed pursuant to Rule 462(b) under the Securities Act for the purpose of registering additional securities available to be sold under the registration statement on Form S-3 (File No. 333-274146) (collectively, the “Registration Statement”), including a base prospectus as part of the Registration Statement, and a prospectus supplement dated September 2, 2025 relating to the offer and sale of the ATM Shares pursuant to the Sales Agreement . During 2025, the Company sold 2,160,023 shares under the ATM Offering for net proceeds of $19,278,502 after brokerage fees.

Share Repurchase Program

On October 2, 2025, our Board approved a share repurchase program (the “2025 Repurchase Program”) providing for the repurchase of up to $100,000,000 of our outstanding shares of common stock. The 2025 Repurchase Program enables us to repurchase its shares in the open market and in negotiated transactions. The Repurchase Program does not obligate us to repurchase shares of Common stock and the specific timing and amount of repurchases will vary based on available capital resources and other financial and operational performance metrics, market conditions, securities law limitations, and other factors. In connection with the 2025 Repurchase Program, on October 6, 2025, we entered into an Open Market Share Repurchase Agreement (the “Repurchase Agreement”) with Cantor Fitzgerald & Co. (the “Broker”) whereby the Broker has agreed to act as a non-exclusive agent on behalf of us to repurchase shares of Common Stock in the open market pursuant to Rule 10b-18 of the Securities Exchange Act of 1934. The Repurchase Agreement will continue in effect until terminated by either us or the Broker, with or without cause, upon written notice to the other party. We will pay Broker a commission at a rate of $0.02 for each share of Common Stock repurchased pursuant to the Repurchase Agreement. Through the date of this filing, $1,588,861in funds have been used for the repurchase of 867,678 shares under the Repurchase Agreement, including fees.

Settlement of Outstanding Litigations and Spinoff of Hungarian Subsidiary

On October 6, 2025, we entered into a confidential settlement agreement and release (the “Settlement Agreement”) with Barry Berler, Plastomold Industries Ltd (“Plastomold”), Plasto Design Solutions (“PDS”), Plasto Design Ltd. (“Plasto Design,” and together with Plastomold and PDS as the “Plasto”) and Plasto Technology Group LLC (“Plasto Technology”), whereby the Company, Mr. Berler, Plasto and Plasto Technology have agreed to unconditionally and irrevocably release and discharge each other and their respective representatives from and against any and all claims alleged in the Litigation (the “Settlement”). The Settlement Agreement also provides that neither party’s entry into the Settlement Agreement shall be deemed an admission of fault, responsibility, or liability for any claim alleged in the Litigation. Pursuant to the Settlement Agreement, we entered into definitive agreements, including a bill of sale, assignment and assumption agreement providing for the transfer by us to Plasto Technology of certain assets, and a contract for the transfer of business share providing for the assignment by us to Plasto Technology of all of our right, title and interest in and to the issued and outstanding shares of Safegard Medical Kft, our Hungarian subsidiary. In addition, we executed agreements for the transfer of patents and registered trademarks, along with the related goodwill associated therewith.

Corporate Information

We were incorporated in the State of Wyoming on December 16, 2017. On March 22, 2022, we reincorporated as a Nevada corporation. Our principal business address is 105 Maxess Road, Suite 124, Melville, New York 11747.

Available Information

The address of our principal executive office is 105 Maxess Road, Suite 124, Melville, New York 11747.

Our common stock and warrants are quoted on the Nasdaq under the symbol “STSS” and “STSSW”. We file annual, quarterly, and current reports, proxy statements and other information with the U.S. Securities Exchange Commission (the “SEC”). These filings are available to the public on the Internet at the SEC’s website at http://www.sec.gov.

Our corporate website is located at www.sharpstechnology.com (this website address is not intended to function as a hyperlink and the information contained on our website is not intended to be a part of this Report). We make available free of charge on https://www.sharpstechnology.com/investors/all-sec-filings for our annual, quarterly, and current reports, and amendments to those reports if any, as soon as reasonably practical after we electronically file such material with, or furnish it to, the SEC. We may from time to time provide important disclosures to investors by posting them in the Investor Relations section of our website.

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

Summary of Significant Risks Affecting Our Company

Our significant risks may be summarized as follows:

●	We have a limited operating history on which to judge our performance and assess our prospects for future success.
●	We may not succeed in selling and distributing syringes.
●	Our business may be affected by changes in the health care regulatory environment.
●	We are dependent on our management; without whose services our business operations could cease.
●	We have recently adopted a digital asset treasury strategy with a focus on SOL, and we may be unable to successfully implement this new strategy.
●	The further development and acceptance of Solana and other cryptocurrency networks, which represent a relatively new and rapidly changing industry, are subject to a variety of factors that are difficult to evaluate.
●	The slowing or stopping of the development or acceptance of Solana and other cryptocurrency networks may adversely affect an investment in us.
●	The digital asset trading platforms on which cryptocurrency trades are relatively new and largely unregulated or may not be complying with existing regulations.
●	Our shift towards a SOL-focused strategy requires substantial changes in our day-to-day operations and exposes us to significant operational risks.
●	Blockchain technologies are based on theoretical conjectures as to the impossibility of solving certain cryptographical puzzles quickly. These premises may be incorrect or may become incorrect due to technological advances.
●	Conflicts of interest may arise with our Consultant and Strategic Advisor that may adversely affect our operations.
●	If we or our third-party service providers experience a security breach or cyberattack and unauthorized parties obtain access to our SOL, or if our private keys are lost or destroyed, or other similar circumstances or events occur, we may lose some or all of our SOL and our financial condition and results of operations could be materially adversely affected.
●	Our stock price may be volatile, and the value of our common stock may decline.
●	Our shares will be subject to potential delisting if we do not maintain the listing requirements of the Nasdaq Capital Market.
●	We are an “emerging growth company,” and we cannot be certain if the reduced reporting and disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

Risks Related to Our Technology, Business, and Industry

We are an early-stage company with a history of losses.

We incurred net losses of $282.5 million and $9.3 million for the years ended December 31, 2025 and 2024, respectively. We had an accumulated deficit of $316.9 million as of December 31, 2025. There can be no assurance that we will be commercially successful in selling and distributing syringes. Our shift towards a SOL-focused strategy requires substantial changes in our day-to-day operations and exposes us to significant operational risks. Our potential profitability is dependent upon a number of factors, many of which are beyond our control.

If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease.

We have a limited operating history and we may not succeed.

We have a limited operating history, and we may not succeed. We formerly manufactured and commercialized syringe products and now solely sell and distribute them, with only limited revenues. You should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies that, like us, are in their early stages. For example, unanticipated expenses, problems, and technical difficulties may occur and they may result in material challenges to our business. We may not be able to successfully address these risks and uncertainties or successfully implement our operating strategies. If we fail to do so, such failure could have a material adverse effect on our business, financial conditions and results of operation. We may never generate significant revenues or achieve profitability.

We may not succeed in selling and distributing syringes.

We may face difficulties or delays in selling and distributing syringes, which could result in our inability to timely offer such products or services. We may, for example, encounter difficulties due to:

●	our inability to adequately market syringes or other medical devices and our inability to enter into one or more agreements on commercially reasonable terms to act as a third-party sales agent for medical device manufacturers; and
●	our inability to attract and retain skilled support team, marketing staff and sales force necessary to sell and distribute syringes.

We may encounter significant competition and may not be able to successfully compete.

There are many medical device companies offering safety syringes and other medical devices, and more competitors are likely to arrive. Some of our competitors have considerably more financial resources than us. As a result, we may not be able to successfully compete in our market, which could result in our failure to successfully sell and distribute syringes. There can be no assurances that we will be able to compete successfully in this environment.

We are subject to product liability risk.

As a provider of safety needle products and potentially other medical devices in the future, we may face an inherent business risk of exposure to product liability claims. Additionally, our success will depend on the quality, reliability, and safety of our products and defects in our products could damage our reputation. If a product liability claim is made and damages are in excess of our product liability coverage, our competitive position could be weakened by the amount of money we could be required to pay to compensate those injured by our products. In the event of a recall, we have recall insurance.

Our business may be affected by changes in the health care regulatory environment.

In the U.S. and internationally, government authorities may enact changes in regulatory requirements, reform existing reimbursement programs, and/or make changes to patient access to health care, all of which could adversely affect the demand for syringes and medical devices and/or put downward pressure on our prices. Future healthcare rulemaking could affect our business. We cannot predict the timing or impact of any future rulemaking or changes in the law.

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

Risks Related to Ownership of Our Common Stock

The price of our Common Stock has been and may continue to be volatile and fluctuate substantially, which could result in substantial losses for purchasers of our Common Stock.

Our stock price has been and is likely to continue to be volatile. The stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. With the adoption of our new SOL Treasury Policy, we expect to see additional volatility.

As a result of this volatility, you may not be able to sell your Common Stock. The market price for our Common Stock may be influenced by many factors, including:

●	our SOL Treasury Policy;

●	the success of competitive products, services or technologies;

●	regulatory or legal developments in the United States and other countries;

●	the recruitment or departure of key personnel;

●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

●	variations in our financial results or those of companies that are perceived to be similar to us; and

●	general economic, industry and market conditions.

Our financial results and the market price of our Common Stock may be affected by the prices of SOL.

As part of our capital allocation strategy for assets that are not required to provide working capital for our ongoing operations, we have invested and will continue to invest in SOL. As of the date of this filing, we hold approximately 2,000,000 SOL, including staking rewards. The prices of SOL have historically been subject to dramatic price fluctuations and are highly volatile. Moreover, digital assets, such as SOL, are relatively novel and the application of securities laws and other regulations to such assets is unclear in many respects. It is possible that regulators may interpret laws in a manner that adversely affects the liquidity or value of SOL. In addition, because our Treasury Policy is currently primarily concentrated in SOL, adverse developments specific to Solana, including protocol-level failures, governance decisions, validator network instability, or ecosystem contraction, could disproportionately impact our financial condition.

Any decrease in the fair value of SOL below our carrying value for such assets could require us to incur a loss due to the decrease in fair market value, and such charge could be material to our financial results for the applicable reporting period, which may create significant volatility in our reported earnings. Any decrease in reported earnings or increased volatility of such earnings could have a material adverse effect on the market price of our Common Stock. In addition, the application of generally accepted accounting principles in the United States, with respect to SOL, may change in the future and could have a material adverse effect on our financial results and the market price of our Common Stock.

In addition, if investors view the value of our Common Stock as dependent upon or linked to the value or change in the value of our SOL holdings, the price of SOL may significantly influence the market price of our Common Stock.

If securities analysts do not publish research or reports about our business or if they publish negative, or inaccurate, evaluations of our Common Stock, the price of our stock and trading volume could decline.

The trading market for our Common Stock may be impacted, in part, by the research and reports that securities or industry analysts publish about us or our business, including our SOL Treasury Policy. There can be no assurance that analysts will cover us, continue to cover us or provide favorable coverage. If one or more analysts downgrade our Common Stock or change their opinion of our Common Stock, our share price may decline. In addition, if one or more analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

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

If we fail to comply with the continued listing requirements of NASDAQ, we may face possible delisting, which would result in a limited public market for our shares and make obtaining future debt or equity financing more difficult for us. If our stock price falls below $1.00 for 30 consecutive days it may be difficult for us to regain compliance with the minimum bid price as we may not be eligible for an extended compliance period as a result of either effecting a reverse stock split within the last year or multiple reverse stock splits over the prior two-year period with a cumulative ratio of at least 250 shares to one.

We incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.

As a public company, we incur significant legal, accounting and other expenses, which we expect to further increase after we are no longer an “emerging growth company.” The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Capital Market, and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel will devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We cannot predict or estimate the amount of additional costs we will incur as a public company or the specific timing of such costs.

As a result of being a public company, we are obligated to develop and maintain proper and effective internal controls over financial reporting, and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our common stock.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting as of the end of the fiscal year that coincides with the filing of our annual report on Form 10-K. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm may be required to attest to the effectiveness of our internal control over financial reporting in our first annual report required to be filed with the SEC following the date we are no longer an “emerging growth company.” We have commenced the costly and time-consuming process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404, and we expect to be able to complete our evaluation, testing and any required remediation in a timely fashion. Our compliance with Section 404 will require that we incur substantial expenses and expend significant management efforts. We currently do not have an internal audit group, and we in the future we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404.

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

If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. Stockholders who have held their shares for at least six months are able to sell their shares pursuant to Rule 144 under the Securities Act. Almost all of our outstanding shares are available to be sold in the open market under Rule 144 or because they have been registered under the Securities Act. We have also registered shares of our common stock for sale into the public market, which are issuable upon the exercise of warrants. These shares represent a large number of shares of our common stock, and if sold in the market all at once or at about the same time, could depress the market price of our common stock during the period the registration statement remains effective and could also affect our ability to raise equity capital.

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

Risks Related to Our Digital Asset Trading Strategy and Cryptocurrencies

The further development and acceptance of Solana and other cryptocurrency networks, which represent a relatively new and rapidly changing industry, are subject to a variety of factors that are difficult to evaluate. The slowing or stopping of the development or acceptance of Solana and other cryptocurrency networks may adversely affect an investment in us.

Cryptocurrency networks and chains are a new and rapidly evolving industry of which Solana is a prominent, but not unique, part. The growth of Solana and the cryptocurrency industry is subject to a high degree of uncertainty. The factors affecting the further development of Solana and the cryptocurrency industry include:

●	continued worldwide growth in the adoption and use of SOL and other cryptocurrencies, including those competitive with SOL;
●	government and quasi-government regulation of SOL and other cryptocurrencies and their use, or restrictions on or regulation of access to and operation of Solana or similar cryptocurrency systems;
●	the maintenance and development of the open-source software protocol of Solana;
●	changes in consumer demographics and public tastes and preferences;
●	the availability and popularity of other forms or methods of buying and selling goods and services, including new means of using fiat currencies; and
●	general economic conditions and the regulatory environment relating to cryptocurrencies and cryptocurrency service providers.

A decline in the popularity or acceptance of Solana and other cryptocurrency networks may harm the price of our Common Stock. There is no assurance that Solana or the service providers necessary to accommodate it will continue in existence or grow. Furthermore, there is no assurance that the availability of and access to cryptocurrency service providers will not be negatively affected by government regulation or supply and demand of Solana.

The digital asset trading platforms on which cryptocurrency trades are relatively new and largely unregulated or may not be complying with existing regulations.

The digital asset trading platforms through which SOL and other cryptocurrencies trade are new and largely unregulated or may not be complying with existing regulations. These markets are local, national and international and include a broadening range of cryptocurrencies and participants. Significant trading may occur on systems and platforms with minimum predictability. Spot markets may impose daily, weekly, monthly or customer-specific transaction or withdrawal limits or suspend withdrawals entirely, rendering the exchange of SOL for fiat currency difficult or impossible. Participation in spot markets requires users to take on credit risk by transferring SOL from a personal account to a third-party’s account.

Digital asset trading platforms do not appear to be subject to, or may not comply with, regulation in a manner similar to other regulated trading platforms, such as national securities exchanges or designated contract markets. Many digital asset trading platforms are unlicensed, are unregulated, operate without extensive supervision by governmental authorities, and do not provide the public with significant information regarding their ownership structure, management team, corporate practices, cybersecurity, and regulatory compliance. In particular, those located outside the United States may be subject to significantly less stringent regulatory and compliance requirements in their local jurisdictions. Digital asset trading platforms may be out of compliance with existing regulations.

Tools to detect and deter fraudulent or manipulative trading activities (such as market manipulation, front-running of trades, and wash-trading) may not be available to or employed by digital asset trading platforms or may not exist at all. As a result, the marketplace may lose confidence in, or may experience problems relating to, these venues and the digital assets that trade on these venues.

No digital asset trading platform on which cryptocurrency trades is immune from these risks. The closure or temporary shutdown of digital asset trading platforms due to fraud, business failure, hackers or malware, or government-mandated regulation may reduce confidence in cryptocurrency and can slow down the mass adoption of it. Further, digital asset trading platform failures can have an adverse effect on cryptocurrency markets and the price of cryptocurrency and could therefore have a negative impact on the performance of the Common Stock.

Negative perception, a lack of stability in the digital asset trading platforms, manipulation of cryptocurrency trading platforms by customers and/or the closure or temporary shutdown of such trading platforms due to fraud, business failure, hackers or malware, or government-mandated regulation may reduce confidence in cryptocurrency generally and result in greater volatility in the market price of SOL and other cryptocurrency and the Common Stock. Furthermore, the closure or temporary shutdown of a cryptocurrency trading platform may impact our ability to determine the value of our cryptocurrency holdings.

We may be unable to successfully implement our digital asset treasury strategy with a focus on SOL.

We have adopted our Treasury Policy primarily dedicated to SOL, including potential investments in SOL, including through staking and other decentralized finance activities. There is no assurance that we will be able to successfully implement this strategy or operate SOL-related activities at the scale or profitability currently anticipated. Solana operates with a proof-of-stake consensus mechanism, which differs significantly from bitcoin’s Proof-of-Work mining mechanism. This strategic shift requires specialized employee skillsets and operational, technical and compliance infrastructure to support SOL and related staking activities. This also requires that we implement different security protocols, and treasury management practices. Further, there is ongoing scrutiny and limited formal guidance from regulatory agencies, including Nasdaq and the SEC, with respect to the treatment of public company cryptocurrency strategies. There is no assurance that we will be able to execute this strategy by building out the needed infrastructure within the timeframe that we currently anticipate. Errors by key management could result in significant loss of funds and reduced rewards. As a result, our shift towards SOL could have a material adverse effect on our business and financial condition.

Our shift towards a SOL-focused strategy requires substantial changes in our day-to-day operations and exposes us to significant operational risks.

Our shift towards a SOL-focused strategy, including staking and other decentralized finance activities, exposes us to significant operational risks. SOL’s proof-of-stake consensus mechanism requires that we operate validator nodes, delegate SOL to other validator service operators and employ secure key management to generate yield from our SOL. It also requires that we maintain constant up time to ensure that we are eligible for staking rewards and to avoid penalties. In addition, the SOL ecosystem rapidly evolves, with frequent upgrades and protocol changes that may require significant adjustments to our operational setup. The upgrades and protocol changes may require that we incur unanticipated costs and could cause temporary service disruptions. We may also need to employ third-party service providers in our operations, which may introduce risks outside of our control, including significant cybersecurity risks. Any of these operational risks could materially and adversely affect our ability to execute our SOL strategy, prevent us from realizing positive returns and severely hurt our financial condition.

Our concentration in a single digital asset exposes us to unique liquidity risks that may prevent us from converting SOL into fiat currency or other assets when desired, particularly during periods of market stress.

Liquidity in digital asset markets can quickly deteriorate in response to negative news, regulatory scrutiny, or systemic events affecting exchanges or stablecoins. In the event of a market-wide liquidity crunch, we may be unable to sell, stake, or otherwise monetize our SOL holdings at prevailing quoted prices—or at all—without significantly affecting the market price of SOL. Limited liquidity may also impair our ability to fund working-capital needs, repay indebtedness, or pursue acquisition opportunities, any of which could have a material adverse effect on our business, financial condition, and prospects.

A disruption of the Internet may affect the operation of the cryptocurrency networks, which may adversely affect the cryptocurrency industry and an investment in us.

Cryptocurrency networks rely on the Internet. A significant disruption of Internet connectivity could disrupt cryptocurrency networks’ functionality until such disruption is resolved. A disruption in the Internet could adversely affect an investment in us. In particular, some variants of cryptocurrencies have experienced a number of denial-of-service attacks, which have led to temporary delays in block creation and cryptocurrency transfers.

Cryptocurrencies are also susceptible to border gateway protocol hijacking (“BGP hijacking”). Such an attack can be a very effective way for an attacker to intercept traffic en route to a legitimate destination. BGP hijacking impacts the way different nodes are connected to one another to isolate portions of them from the remainder of the network, which could lead to a risk of the network allowing double-spending and other security issues. If BGP hijacking occurs on any cryptocurrency network, participants may lose faith in the security of cryptocurrency, which could affect cryptocurrency’s value and consequently the value of the Common Stock.

Any Internet failures or Internet connectivity-related attacks that impact the ability to transfer cryptocurrency could have a material adverse effect on the price of cryptocurrency and the value of an investment in us.

Blockchain technologies are based on theoretical conjectures as to the impossibility of solving certain cryptographical puzzles quickly. These premises may be incorrect or may become incorrect due to technological advances.

Blockchain technologies are premised on theoretical conjectures as to the impossibility, in practice, of solving certain mathematical problems quickly. Those conjectures remain unproven, however, and mathematical or technological advances could conceivably prove them to be incorrect. Blockchain technology companies may also be negatively affected by cryptography or other technological or mathematical advances, such as the development of quantum computers with significantly more power than computers presently available, that undermine or vitiate the cryptographic consensus mechanism underpinning the Solana network and other distributed ledger protocols. If either of these events were to happen, markets that rely on blockchain technologies could quickly collapse, and an investment in our Common Stock may be adversely affected.

Technical shortcomings or defects in the Solana network, including changes to its validator structure, governance model, or core software, could diminish the utility and value of SOL and harm our business.

The Solana network is a public, open-source blockchain protocol that is not under our control. Its ongoing viability depends on the continued consensus and cooperation of independent developers, validators, node operators, and other ecosystem participants. If the Solana network experiences a successful cyber-attack, a material software bug, a “hard fork” that fragments the network, or a prolonged outage, market confidence in SOL could be severely undermined. Similarly, decisions by influential validators to adopt protocol changes, modify transaction-fee structures, or alter burn practices or network governance could adversely affect SOL’s economics and, therefore, the value of our holdings.

If validators exit the Solana network, it could increase the likelihood of a malicious actor obtaining control.

Validators exiting the network could make Solana more vulnerable to a malicious actor obtaining control other network, which might enable them to manipulate the Solana network by censoring or manipulating specific transactions. If the Solana network suffers such an attack, the price of SOL could be negatively affected, and a loss of confidence in the Solana network could result. Any reduction in confidence in the transaction confirmation process or staking power of the Solana network may adversely affect an investment in the Common Stock.

We face risks relating to the potential compromise of the Solana network and other cryptocurrencies’ network security by emerging technologies, including artificial intelligence and quantum computing, which may materially and adversely impact our operations and financial condition.

The security and integrity of Solana and other cryptocurrencies’ network are fundamentally dependent on the robustness of its cryptographic algorithms. SOL and other cryptocurrencies’ protocol relies heavily on public key cryptography and hashing algorithms to secure transactions, safeguard private keys, and prevent double-spending. Advances in emerging technologies, particularly artificial intelligence (“AI”) and quantum computing may pose significant risks to Solana and other cryptocurrencies’ network’s security and operational stability.

Quantum computing, in particular, presents a long-term threat to the cryptographic assumptions underpinning SOL and other cryptocurrencies. Should quantum computing achieve sufficient maturity, it could undermine the effectiveness of the cryptographic algorithms used to secure the blockchain, such as elliptic curve digital signature algorithms (ECDSA). A sufficiently powerful quantum computer could potentially reverse-engineer private keys from public addresses or compromise the blockchain’s consensus mechanism, leading to the theft of digital assets, double-spending, and other forms of fraud. Although current quantum computing capabilities are not yet at this level, advancements in quantum technologies could materialize more rapidly than anticipated, creating significant systemic risks for the Solana network.

AI may also pose security risks. AI-driven cyberattacks, including advanced phishing schemes, autonomous malware, and intelligent blockchain analysis tools, could increase the sophistication and success rate of attacks targeting SOL and other cryptocurrencies’ users, exchanges, custodians, and node operators. The use of AI to exploit vulnerabilities in software, mining hardware, or network protocols could threaten the stability and reliability of the Solana and other cryptocurrencies’ ecosystems.

There can be no assurance that SOL and other cryptocurrencies’ current cryptographic safeguards will be sufficient to protect against future technological advances. While research and development efforts are ongoing to develop quantum-resistant cryptographic protocols, the Solana and other cryptocurrencies’ networks may face challenges in adopting such technologies at scale, particularly given their decentralized governance structure. Any successful attack or perceived vulnerability arising from AI or quantum computing could materially and adversely affect the price, liquidity, and adoption of SOL and other cryptocurrencies and could negatively impact our business, financial condition and results of operations.

The trading prices of many digital assets, including SOL, have experienced extreme volatility in recent periods and may continue to do so. Extreme volatility in the future, including further declines in the trading prices of SOL, could have a material adverse effect on the value of the Common Stock.

The trading prices of many digital assets, including SOL, have experienced extreme volatility in recent periods and may continue to do so, including as a result of shifts in market sentiment, speculative trading, macroeconomic trends, technology-related disruptions, and regulatory announcements. Digital asset trading markets, including the Solana network, are relatively new, largely unregulated, and, at times, subject to limited liquidity. As a result, trading activity on or reported by these digital asset trading platforms, including SOL, is generally significantly less regulated than trading in regulated U.S. securities and commodities markets and may reflect behavior that would be prohibited in regulated U.S. trading venues. Furthermore, many digital asset trading platforms lack certain safeguards put in place by more traditional exchanges to enhance the stability of trading on the platform. The digital asset markets may also be experiencing a bubble or may experience a bubble in the future, which may undermine confidence and affect liquidity of the digital asset markets. A rapid decrease in the price of SOL—whether as a result of negative perception, a lack of stability in the digital asset trading platforms, market manipulation of cryptocurrency trading platforms by customers, a cyber-security incident, regulatory action, or other factors—could materially reduce the value of any SOL we hold, force us to recognize impairment charges, trigger defaults or covenant breaches in any future financing arrangements, and could have a material adverse effect on the value of our Common Stock that may result in the loss of all or substantially all of its value.

Our management may invest or otherwise use the proceeds of any offering by us in ways with which you may not agree or in ways that may not yield a return.

Our management will have broad discretion in the application of the net proceeds from any offering by us and could use the proceeds in ways that do not improve our results of operations or enhance the value of our Common Stock. The failure by our management to apply these funds effectively could result in financial losses that could cause the price of our Common Stock to decline.

If we lose key personnel, including our Chief Investment Officer, Consultant and Strategic Advisor, or if we fail to recruit additional highly skilled personnel, our ability to operate and manage our digital asset treasury strategy will be impaired.

Our ability to operate and manage our digital asset treasury strategy depends upon our ability to attract and retain highly qualified personnel, including our Chief Investment Officer and members of our executive team, and other key personnel, including the Consultant and Strategic Advisor. The loss of the services of any of our executive officers, key employees, and the Consultant and Strategic Advisor, and our inability to find suitable replacements, could result in significant disruption in our operations and management of our digital assets.

Despite our efforts to retain valuable members of our management, employees and consultants, such key personnel may terminate their employment with us on short notice. Although we have agreements with our key employees and consultants, these agreements provide for at-will employment, which means that any of our employees or consultants could leave our employment at any time, with or without notice. We do not currently maintain “key man” insurance policies on any of our employees or consultants.

Conflicts of interest may arise with our Consultant and Strategic Advisor that may adversely affect our operations.

Sol Edge Limited, our Consultant, and Sol Markets, our Strategic Advisor, are each a related party and both wholly-owned and controlled by James Zhang, the brother of Alice Zhang, our Chief Investment Officer and director. Ms. Zhang’s husband Jason Hu was until recently a senior member of the team at the Consultant that manages our digital assets. Additionally, each of Ms. Zhang, Paul Danner, our Executive Chairman, and our Principal Financial Officer, sit on our Treasury Oversight Committee. The Treasury Oversight Committee has direct oversight over the Consultant and Strategic Advisor. The Consultant will have a material influence on the operation and management of our digital asset treasury strategy by providing consulting and related services to us with respect to our Treasury Policy. The Strategic Advisor will have a material influence on the future partnerships, marketing and general business activities of the Company by providing strategic advice and guidance relating to our business, operations, growth initiatives and industry trends in the crypto technology sector.

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

If we are unable to raise additional capital on acceptable terms, our ability to implement and sustain our Treasury Policy may be compromised.

Our strategy contemplates the discretionary purchase of SOL and related yield-generating instruments. The capital required to acquire, stake, and actively manage SOL may exceed our existing cash resources and cash flows from operations. Market conditions, our share price performance, the volatility of digital assets, and regulatory uncertainties could impair our ability to access debt or equity capital on terms acceptable to us, or at all. Failure to obtain necessary financing could force us to curtail or abandon our digital asset strategy, which could materially harm our growth prospects and the value of our securities.

Our SOL holdings are less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.

Historically, the crypto markets have been characterized by significant volatility in price, limited liquidity and trading volumes compared to sovereign currencies markets, relative anonymity, a developing regulatory landscape, potential susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges, and various other risks inherent in its entirely electronic, virtual form and decentralized network. During times of market instability, we may not be able to sell our SOL at favorable prices or at all. Further, SOL we hold with our custodians and transact with our trade execution partners does not enjoy the same protections as are available to cash or securities deposited with or transacted by institutions subject to regulation by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation. Although our qualified custodians segregate our assets and do not rehypothecate client holdings, SOL maintained at non-qualified venues may be subject to rehypothecation or counterparty credit risk. The failure of such venues could result in partial or total loss of assets held there. Additionally, we may be unable to enter into term loans or other capital raising transactions collateralized by our SOL or otherwise generate funds using our SOL holdings, including in particular during times of market instability or when the price of SOL has declined significantly. In addition, a certain portion of our SOL are under a programmatic lockup from the FTX estate (“locked SOL”), and we may continue to acquire locked SOL at a discount to market prices of unlocked SOL in order to generate value for stockholders. These locked SOL are significantly less liquid than cash and our unlocked SOL holdings. If we are unable to sell our locked or unlocked SOL, enter into additional capital raising transactions using locked or unlocked SOL as collateral, or otherwise generate funds using our locked or unlocked SOL holdings, or if we are forced to sell our locked or unlocked SOL at a significant loss, in order to meet our working capital requirements, our business and financial condition could be negatively impacted.

Our Staking Program involves a temporary loss of Transferability of Staked SOL during the “deactivation” or Cooldown Period.

We acknowledge that during the deactivation period, as described below, staked SOL is not earning rewards and is not yet liquid. The “deactivation” or cooldown period is such period when we chose to stop staking our SOL and during such period there is a loss of transferability of staked SOL. Under normal conditions, we expect to regain complete control over un-staked SOL within approximately 48 hours; however, network conditions could extend this period. As such, we may be unable to adjust to market conditions, including being able to sell such SOL during such period. To mitigate liquidity risk, we intend to maintain a portion of our treasury in un-staked SOL and cash to meet short-term obligations.

We may be subject to regulatory developments related to crypto assets and crypto asset markets, which could adversely affect our business, financial condition, and results of operations.

As SOL and other digital assets are relatively novel and the application of state and federal securities laws and other laws and regulations to digital assets is unclear in certain respects, it is possible that regulators in the United States or foreign countries may interpret or apply existing laws and regulations in a manner that adversely affects the price of SOL. While the SEC issued interpretive guidance in March 2026 (Release No. 33-11412) classifying SOL as a digital commodity rather than a security, this interpretation is not a statutory designation and could be challenged in court or superseded by future legislation. The U.S. federal government, states, regulatory agencies, and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, that could materially impact the price of SOL or the ability of individuals or institutions such as us to own or transfer SOL.

Although SOL itself is currently classified as a digital commodity, if the manner in which SOL is offered or sold is determined to constitute a security or an investment contract for purposes of the federal securities laws, the additional regulatory restrictions imposed by such a determination could adversely affect the market price of SOL and in turn adversely affect the market price of our Common Stock. Moreover, the risks of us engaging in a SOL Treasury Policy have created, and could continue to create complications due to the lack of experience that third parties have with companies engaging in such a strategy, such as increased costs of director and officer liability insurance or the potential inability to obtain such coverage on acceptable terms in the future.

Future regulatory developments regarding the treatment of digital assets, including the SEC’s 2026 clarification that certain protocol staking activities do not involve securities transactions, staking rewards, or digital asset treasury strategies for U.S. federal, state, or international tax purposes could materially affect the way we account for, recognize, and report our SOL holdings and related income.

Future tax legislation or regulatory guidance regarding digital assets, including the treatment of staking rewards, could materially affect our financial condition and results of operations.

The U.S. federal income tax treatment of digital assets, including SOL and staking rewards, remains subject to significant uncertainty and evolving guidance. The Internal Revenue Service (“IRS”) has issued limited guidance on the treatment of digital assets and staking rewards for U.S. federal income tax purposes. Under current IRS guidance, staking rewards may be treated as ordinary income at the time of receipt, valued at fair market value. However, this position is subject to ongoing litigation and may change. Future legislative or regulatory developments could alter the timing, character, or amount of income recognized from our SOL holdings and staking activities. Additionally, the tax treatment of transactions involving locked SOL, derivative instruments on SOL, and transfers between custodians or staking validators remains unclear. Changes in tax law or guidance could result in increased tax liability, require changes to our Treasury Strategy, or adversely affect our financial condition and results of operations. We may also face tax obligations in foreign jurisdictions where our subsidiaries hold or transact in digital assets.

Regulatory change reclassifying SOL as a security could lead to our falling within the definition of “investment company” under the Investment Company Act of 1940, as amended (the “1940 Act”), and could adversely affect the market price of SOL and the market price of our Common Stock.

Under Sections 3(a)(1)(A) and (C) of the 1940 Act, a company generally will be deemed to be an “investment company” for purposes of the 1940 Act if (1) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities or (2) it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We do not believe that we are an “investment company,” as such term is defined in the 1940 Act, and are not registered as an “investment company” under the 1940 Act as of the date of this filing.

We monitor our assets and income in order to conduct our business activities in a manner such that we do not fall within the definition of “investment company” under the 1940 Act or would qualify under one of the exemptions or exclusions provided by the 1940 Act and corresponding SEC rules. If SOL is determined to be a security for purposes of the federal securities laws, we would take steps to reduce our holdings of SOL as a percentage of our total assets. These steps may include, among others, selling SOL that we might otherwise hold for the long term and deploying our cash in assets that are not considered to be investment securities under the 1940 Act, in which case we may be forced to sell our SOL at unattractive prices. We may also seek to acquire additional assets that are not considered to be investment securities under the 1940 Act, and we may need to incur debt, issue additional equity or enter into other financing arrangements that are not otherwise attractive to our business. Any of these actions could have a material adverse effect on our results of operations and financial condition. Moreover, we can make no assurance that we would successfully be able to take the necessary steps to avoid meeting the definition of “investment company” under the 1940 Act and becoming subject to its requirements. If SOL is determined to constitute a security for purposes of the federal securities laws, and if we are not able to come within an available exemption or exclusion under the 1940 Act, then we would have to register as an investment company and require us to change the manner in which we conduct our business. In addition, such a determination could adversely affect the market price of SOL and in turn adversely affect the market price of our Common Stock.

We are not subject to legal and regulatory obligations that apply to investment companies such as mutual funds and exchange-traded funds, or to obligations applicable to investment advisers.

Mutual funds, exchange-traded funds and their directors and management are subject to extensive regulation as “investment companies” and “investment advisers” under U.S. federal and state law; this regulation is intended for the benefit and protection of investors. We are not subject to, and do not otherwise voluntarily comply with, these laws and regulations. This means, among other things, that the execution of or changes to our Treasury Reserve Policy or our SOL strategy, our use of leverage, the manner in which our SOL is custodied, our ability to engage in transactions with affiliated parties and our operating and investment activities generally are not subject to the extensive legal and regulatory requirements and prohibitions that apply to investment companies and investment advisers. For example, although a significant change to our Treasury Policy would require the approval of our Board, no stockholder or regulatory approval would be necessary. Consequently, our Board has broad discretion over the investment, leverage and cash management policies it authorizes, whether in respect of our SOL holdings or other activities we may pursue, and has the power to change our current policies, including our strategy of acquiring and holding SOL, See “Use of Proceeds.”

Our classification as a digital asset treasury company may affect our eligibility for inclusion in stock indices and exchange-traded funds, which could adversely affect the trading price and liquidity of our Common Stock.

Index providers such as MSCI, S&P, and FTSE Russell have discretion to classify companies and determine index eligibility based on their assessment of a company’s primary business activities. Our transition to a digital asset treasury strategy may result in our reclassification by index providers from our prior industry classification to a financial or alternative asset classification or may result in our exclusion from certain indices altogether. Index providers may determine that companies whose primary treasury reserve asset is a digital asset do not meet the criteria for inclusion in broad market indices. Exclusion from or reclassification within stock indices could reduce demand for our Common Stock from index-tracking funds and other institutional investors, which could adversely affect the trading price, liquidity, and volatility of our Common Stock.

We rely on third-party custodians, trading platforms, and other counterparties to acquire, secure, stake, and dispose of SOL. Any failure or malfeasance by these counterparties could result in total or partial loss of our digital assets.

Our ability to implement our Treasury Policy depends on the performance, solvency, and information-technology infrastructure of third-party exchanges, custodians, blockchain validators, and decentralized finance protocols. These counterparties may experience cyber-attacks, internal control failures, fraud, insolvency, or regulatory enforcement that could freeze, delay, or permanently impair access to our SOL holdings or the yield we expect to generate from staking or other on-chain activities. In addition, concentrated holdings of SOL by a limited number of counterparties heighten our exposure to counterparty and systemic risk. Any loss or inaccessibility of SOL held on our behalf could have a material adverse effect on our financial condition and results of operations.

If we or our third-party service providers experience a security breach or cyberattack and unauthorized parties obtain access to our SOL, or if our private keys are lost or destroyed, or other similar circumstances or events occur, we may lose some or all of our SOL and our financial condition and results of operations could be materially adversely affected.

Substantially all of the SOL we own is held in custody accounts at U.S.-based institutional-grade digital asset custodians. Security breaches and cyberattacks are of particular concern with respect to our SOL. SOL and other blockchain-based cryptocurrencies and the entities that provide services to participants in the Solana ecosystem have been, and may in the future be, subject to security breaches, cyberattacks, or other malicious activities. For example, in October 2021 it was reported that hackers exploited a flaw in the account recovery process and stole from the accounts of at least 6,000 customers of the Coinbase exchange, although the flaw was subsequently fixed and Coinbase reimbursed affected customers. Similarly, in November 2022, hackers exploited weaknesses in the security architecture of the FTX Trading digital asset exchange and reportedly stole over $400 million in digital assets from customers. A successful security breach or cyberattack could result in:

●	a partial or total loss of our SOL in a manner that may not be covered by insurance or the liability provisions of the custody agreements with the custodians who hold our SOL;
●	harm to our reputation and brand;
●	improper disclosure of data and violations of applicable data privacy and other laws; or
●	significant regulatory scrutiny, investigations, fines, penalties, and other legal, regulatory, contractual and financial exposure.

Further, any actual or perceived data security breach or cybersecurity attack directed at other companies with digital assets or companies that operate digital asset networks, regardless of whether we are directly impacted, could lead to a general loss of confidence in the broader Solana ecosystem or in the use of the Solana network to conduct financial transactions, which could negatively impact us.

Attacks upon systems across a variety of industries, including industries related to Solana, are increasing in frequency, persistence, and sophistication, and, in many cases, are being conducted by sophisticated, well-funded and organized groups and individuals, including state actors. The techniques used to obtain unauthorized, improper or illegal access to systems and information (including personal data and digital assets), disable or degrade services, or sabotage systems are constantly evolving, may be difficult to detect quickly, and often are not recognized or detected until after they have been launched against a target. These attacks may occur on our systems or those of our third-party service providers or partners. We may experience breaches of our security measures due to human error, malfeasance, insider threats, system errors or vulnerabilities or other irregularities. In particular, we expect that unauthorized parties will attempt to gain access to our systems and facilities, as well as those of our partners and third-party service providers, through various means, such as hacking, social engineering, phishing and fraud. Threats can come from a variety of sources, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, and insiders. In addition, certain types of attacks could harm us even if our systems are left undisturbed. For example, certain threats are designed to remain dormant or undetectable, sometimes for extended periods of time, or until launched against a target and we may not be able to implement adequate preventative measures. Further, there has been an increase in such activities due to the increase in work-from-home arrangements. The risk of cyberattacks could also be increased by cyberwarfare in connection with the ongoing Russia-Ukraine and Israel-Hamas conflicts, or other future conflicts, including potential proliferation of malware into systems unrelated to such conflicts. Any future breach of our operations or those of others in the Solana industry, including third-party services on which we rely, could materially and adversely affect our financial condition and results of operations.

Our custodians currently maintain insurance coverage over the digital assets that they are custodying, including our digital asset holdings, however those insurance coverages may not cover losses arising from cyberattacks, operational failures, or insolvencies at custodians or execution venues or may not have enough coverage to cover the amount of our digital assets held by them. We do not independently maintain our own insurance coverage over our digital asset holdings.

We do not independently maintain our own insurance coverage specifically for our digital asset holdings separate from the coverage maintained by our custodians. The insurance policies maintained by our custodians are for the custodians’ benefit and may not directly protect us in the event of a loss. The scope, terms, and coverage limits of our custodians’ insurance policies may be insufficient to cover the full value of our digital asset holdings, and there can be no assurance that our custodians will maintain adequate insurance coverage in the future. The digital asset insurance market remains nascent, and comprehensive insurance products covering the full range of risks associated with digital asset custody, including but not limited to theft, fraud, hacking, and loss of private keys, may not be available on commercially reasonable terms or at all.

Our Treasury Policy also contemplates the use of DeFi protocols which exposes us to unique risks, including:

●	Vulnerabilities or flaws in a smart contract could allow attackers to drain assets, prevent us from accessing our holdings, or manipulate protocol operations. Once deployed, smart contracts are difficult to amend, and in many cases cannot be modified at all without widespread validator or governance consensus.
●	DeFi protocols, wallets, and bridges have been frequent targets of sophisticated cyberattacks, including flash-loan attacks, cross-chain bridge exploits, and private key compromises. Losses from such incidents are often immediate, irreversible, and may not be covered by insurance or contractual recourse.
●	The legal and regulatory treatment of DeFi remains highly uncertain. Regulators could impose restrictions or obligations on participants or on protocols themselves, which could adversely affect our ability to use such platforms or the value of assets held in them.
●	DeFi protocols are governed by decentralized communities through on-chain voting mechanisms, which may be subject to capture by a small number of participants. Protocol governance decisions could adversely affect our ability to use or recover assets. Additionally, protocols may change rules, fees, or parameters without advance notice.

If we or our counterparties suffer losses as a result of DeFi protocol failures, hacks, or exploits, we may be unable to recover some or all of our assets. Such an event could materially and adversely affect our business, financial condition, and the market price of our Common Stock.

As of the date of this filing, we have not yet engaged a significant portion of our assets with DeFi protocols.

We face other risks related to our SOL treasury reserve business model.

Our SOL treasury reserve business model exposes us to various risks, including the following:

●	SOL and other digital assets are subject to significant legal, commercial, regulatory, and technical uncertainty, and our SOL strategy subjects us to enhanced regulatory oversight;
●	regulatory changes could impact our ability to stake on validators or receive rewards;
●	regulatory scrutiny of our activities may increase, potentially limiting our operations;
●	potential litigation risks exist related to smart contract vulnerabilities, or our business activities;
●	uncertainty around SOL’s regulatory status may impact our ability to list on certain exchanges;
●	changes in political administration may not guarantee a favorable regulatory environment for SOL;
●	future SEC actions or court decisions could retroactively classify SOL as a security, potentially leading to penalties or forced unwinding of transactions;
●	increased regulatory focus on Layer-1 blockchains beyond Bitcoin and Ethereum could result in new compliance requirements;
●	our use of call and put options on SOL exposes us to derivative-specific risks, including potential leverage effects, counterparty default risk, valuation and liquidity challenges, and the possibility that option strategies may not effectively hedge downside risk or may limit upside participation;
●	our SOL staking rewards depend on validator selection and performance; poor validator performance could reduce rewards;
●	concentration of influence by the Solana Foundation, Solana Labs or other significant holders of Solana tokens could impact protocol governance in ways that are adverse to us.
●	market instability or liquidity freezes could prevent us from liquidating SOL or using it as collateral when needed.

Risks Related to Our Use of Derivatives on SOL

From time to time, we utilize call options and put options on SOL as part of our treasury reserve strategy. These derivatives are intended to (i) hedge downside exposure to SOL price volatility and (ii) accelerate our accumulation of SOL in a capital-efficient manner. While these option strategies may enhance our risk-adjusted returns, they expose us to additional risks, including the following:

●	Most SOL options are traded over-the-counter or on non-qualified crypto venues. If a counterparty fails to perform on its obligations, we may be unable to realize gains, recover premiums, or receive delivery of SOL, potentially resulting in a total loss of value associated with the position.
●	Options can introduce effective leverage, amplifying gains but also magnifying losses. We may be required to post collateral or margin, which could reduce liquidity available for our operations. Option contracts may also be illiquid, particularly during periods of market stress, making it difficult to exit or adjust positions.
●	While put options may provide downside protection and call options may accelerate accumulation, there is no guarantee these strategies will be effective. Options may expire worthless, may not move in correlation with SOL spot prices, or may limit upside gains.
●	Option valuations are sensitive to assumptions about implied volatility, time to maturity, and counterparty pricing. These variables may fluctuate significantly, resulting in mark-to-market losses or earnings volatility.
●	The regulatory treatment of SOL derivatives remains uncertain. Future guidance could limit our ability to continue using derivatives or require us to account for them in a manner that increases earnings volatility.

Any of these risks could materially and adversely affect the value of our SOL treasury, our financial condition, and the market price of our Common Stock.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Risk Management and Strategy

We recognize the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data.

Managing Material Risks & Integrated Overall Risk Management

We have strategically integrated cybersecurity risk management into our broader risk management framework to promote a company-wide culture of cybersecurity risk management. This integration ensures that cybersecurity considerations are an integral part of our decision-making processes at every level. Our management team continuously evaluates and addresses cybersecurity risks in alignment with our business objectives and operational needs. In the past year we have implemented more stringent email monitoring and contracted with managed services companies.

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

Storage of our digital assets in our Solana Treasury Strategy

The Company utilizes independent third-party custodians for the safekeeping of its digital assets held in treasury. The Company maintains relationships with multiple custodians in order to mitigate operational, counterparty, and concentration risk and may expand these relationships as its treasury holdings increase. Custodial accounts are established in the name of the Company, and assets are segregated in accounts owned by the Company. Access to these accounts is monitored and controlled by the Company, and authorized asset management personnel are granted access subject to established internal controls. Transfers of assets between wallets require multi-person authorization, and additional controls apply to any movement of assets outside of custodial control.

The custodians generally operate through regulated trust entities subject to oversight by applicable state regulatory authorities and maintain their own insurance coverage. In addition to long-term custody arrangements, the Company utilizes institutional custodial platforms to facilitate the acquisition and trading of digital assets. These arrangements are governed by standard institutional agreements and are generally terminable by either party in accordance with their terms. Fees are typically based on assets under custody, trading volume, and services utilized. Custodial relationships may be suspended or terminated under certain circumstances, including breach of applicable agreements, violations of account use policies, changes in applicable law or regulation, governmental proceedings, insolvency events, or prolonged account inactivity.

The custodians generally maintain insurance policies covering certain risks, including loss, theft, and misuse of assets, subject to policy limits and conditions. Such insurance coverage may not be sufficient to cover the total loss of all digital assets held in custody. The Company may also maintain additional insurance coverage; however, there can be no assurance that any insurance coverage will be adequate to protect against all potential losses.

Digital assets are subject to significant market volatility. Management regularly reviews account balances and the total value held with each custodian and may reallocate holdings among multiple custodians and accounts as part of its risk management strategy. The Company does not utilize self-custody solutions for its treasury assets.

Private keys are generally generated and maintained by the custodians through formalized key generation procedures conducted in secure, offline environments designed to mitigate the risk of unauthorized access, technical error, or external compromise. These processes incorporate segregation of duties, multi-person controls, oversight, validation procedures, and documented approvals. A substantial majority of the Company’s digital assets are maintained in cold storage. The Company may manage allocations between cold and hot wallets through custodial interfaces; however, substantially all treasury assets are maintained in cold storage.

Cold storage facilities are generally geographically distributed and secured through multiple layers of physical and operational safeguards, including continuous on-site security, video surveillance, alarm systems, hardened infrastructure, and strict access controls requiring multi-person authorization and multi-factor authentication. The locations of such facilities are confidential and may change at the custodian’s discretion. Transfers from cold to hot storage require physical access to secure facilities, multiple levels of approval, and integrity verification procedures. Private keys are not removed from secure devices or cold storage environments during transaction processing. Custodians also maintain geographically dispersed, cryptographically segmented backups of private keys, such that reconstruction of any single key requires access to multiple secure locations.

The custodians generally maintain independent third-party audit reports, including SOC examinations, which the Company reviews, and the Company receives periodic bridge reports to confirm that relevant control environments remain in place. As part of its ongoing risk management process, the Company periodically evaluates and approves qualified custodians for treasury use and may onboard additional custodians. The Company incurs custody, storage, staking, and transaction fees in connection with these services. Custodial agreements generally have multi-year terms and may be terminated upon advance notice, subject to payment of outstanding fees and, in certain cases, additional notice-period fees.

Oversee Third-party Risk

Because we are aware of the risks associated with third-party service providers, we have implemented stringent processes to oversee and manage these risks. We conduct thorough security assessments of all third-party providers before engagement and maintain ongoing monitoring to ensure compliance with our cybersecurity standards. The monitoring includes annual assessments of the SOC reports of our providers and implementing complementary controls. This approach is designed to mitigate risks related to data breaches or other security incidents originating from third-parties but may not successfully prevent all potential incidents or mitigate all risk from such incidents.

Risks from Cybersecurity Threats

We have not encountered cybersecurity challenges that have materially impaired our operations or financial standing. However, as discussed under “Risk Factors” in Part I, Item 1A of this report, cybersecurity threats pose multiple and potentially material risks to the Company, including potentially to the Company’s results of operations and financial condition. The Company relies extensively on information technology systems and could face cybersecurity risk. As cybersecurity threats become more frequent, sophisticated, and coordinated, it is reasonably likely that the Company may expend greater resources to continue to modify and enhance protective measures against such security risks.

Item 2. Properties

Description of Property

We lease office space, on a month-to-month basis, at 105 Maxess Road, Melville, New York 11747. Our monthly rent is $233.

Item 3. Legal Proceedings

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

Holders of Record

As of March 24, 2026, there were 38,664,571 common shares issued and outstanding and approximately 136 shareholders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, this number is not indicative of the total number of stockholders represented by these stockholders of record.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Pursuant to the 2025 Repurchase Program, from January to March 2026, the Company repurchased a total of 867,678 shares of its common stock at a cost of $1,571,507, not including fees of $17,354.

Certain of our Officers and Directors purchased shares on the open market as reflected in their Section 16 filings (Form 4).

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of our Company as of and for the periods presented below. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and notes included in this Annual Report on Form 10-K as of and for the years ended December 31, 2025 and 2024. Unless the context requires otherwise, references in this Annual Report on Form 10-K to “we,” “us,” and “our” refer to Sharps Technology, Inc.

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

Overview

Since our inception in 2017 and through the fourth quarter of 2022, we devoted substantially all of our resources to the research and development of our safety syringe products. Commencing in the fourth quarter of 2022 we started building inventory of syringe products. We commenced generating syringe revenues in 2025. In October 2025, we discontinued R&D and the manufacture of syringe products, and any future inventory to be marketed will be sourced from third-party manufacturers. For the year 2025, we reported a net loss of $282.5M, primarily resulting from stock compensation charges, unrealized losses on our Solana holdings and asset impairments.

For the year ending December 31, 2025, the Company used cash in operations of $10.7M. The Company’s addition of the business strategy with digital assets resulted in an investment in Digital Assets at a fair market value of $250.1M and current cash of $10.4M at December 31, 2025.

We classify our revenues as net revenues, cost of goods sold and gross margin/loss from our Medical Device segment and staking revenue from Digital Assets segment. Operating expenses include transaction expenses relating to digital asset activities, research and development from medical device packaging and selling, general and administrative expenses related to both of our segments and our corporate office. We maintain a corporate office located in Melville, New York, US and foreign employees and consultants work remotely and will continue to do so indefinitely.

Products, Marketing and Sales

We continue to be in discussions with healthcare companies and distributors for sales of our existing inventory of disposable syringe products. We continue to market these products to prospective customers, which include foreign governments, hospitals and healthcare groups as opportunities present themselves.

Research and Development

Substantially all of our research and development expenses to date have been incurred in connection with our syringe products. As a result of the Settlement Agreement (See Recent Developments), the Company will no longer be engaging in research and development activities.

Recent Developments

Formation of Treasury Oversight Committee

We have adopted a treasury policy (the “Treasury Policy”) under which the principal holding in our treasury reserve on the balance sheet is allocated to digital assets, starting with Solana (“SOL”). Our Board of Directors (the “Board”) approved updates to our Treasury Policy on December 20, 2025, authorizing the formation of the Treasury Oversight Committee. As of December 31, 2025, the Company held over 2.0M SOL.

Settlement of Outstanding Litigations and Spinoff of Hungarian Subsidiary

Subsequent to the announcement of the Settlement Agreement terms on August 21, 2025, the Company adopted a new strategy as a medical device sales and distribution enterprise engaged in the marketing and distribution of syringe products other medical devices and would no longer be performing research, design, and manufacturing activities.

On October 6, 2025, the Company entered into a confidential settlement agreement and release (the “Settlement Agreement”) whereby the Company and the Parties have agreed to unconditionally and irrevocably release and discharge each other and their respective representatives from and against any and all claims alleged in the Litigation (the “Settlement”). Pursuant to the Settlement Agreement, the Company entered into definitive agreements, including a bill of sale, assignment and assumption agreement providing for the transfer by the Company to the other party of certain assets, and a contract for the transfer of business share providing for the assignment by the Company of all of the Company’s right, title and interest in and to the issued and outstanding shares of Safegard Medical Kft, our Hungarian subsidiary. In addition, the Company executed agreements for the transfer of certain patents and registered trademarks, along with the related goodwill associated therewith. The Settlement Agreement and other definitive agreements closed on October 14, 2025.

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

Amended and Restated Bylaws

On January 15, 2026, the Board approved and adopted the Amended and Restated Bylaws of the Company (the “Bylaws”) to update certain procedures and make various technical and conforming changes. The Bylaws were effective immediately and include, among other things, the following changes (the “Amendments”):

●	Clarify and update provisions to require that stockholder actions be taken at duly called meetings;
●	Adopt advance notice requirements for stockholder proposals and director nominations; and
●	Adopt a Nevada exclusive forum provision for certain actions.

The foregoing description of the Bylaws and the Amendments does not purport to be complete and is qualified in its entirety by the terms and conditions of the Bylaws, a copy of which is attached hereto as Exhibit 3.5 and is incorporated herein by reference.

Critical Accounting Policies and Significant Judgments and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our financial statements, as well as the reported revenues and expenses during the reported periods. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The fair market value adjustments, based on either the trading price or fair market value of outstanding warrants, for those classified as liabilities, could impact the operating results in the reporting periods. Further, the market volatility of our Investments in digital assets could impact the operating results in the reporting periods.

Nature of Business

Sharps Technology, Inc. is a medical device sales and distribution enterprise focused on the marketing and distribution of syringe products, including the Securgard syringe product line and related drug-delivery systems. The Company commenced generating initial revenue in the quarter ended June 30 2025. The Company intends to continue its distribution platform with established third-party manufacturers. Sharps Technology is committed to maintaining compliance with all applicable regulatory and quality standards governing the marketing and distribution of medical devices, including those established by the U.S. Food and Drug Administration (FDA) and comparable international authorities.

On August 24, 2025, the Company adopted a digital asset treasury strategy focused on accumulating SOL, the native digital asset of the Solana blockchain. The Company has recently begun to explore strategic acquisitions and/or investments globally. To this goal, our treasury strategy and engineering teams continue to analyze these opportunities and develop our own digital products. We have been and continue to prioritize long-term growth of the Company’s business, potentially using proceeds from the sale of SOL to fund our expansion plans described above.

On April 13, 2022, the Company’s Initial Public Offering was deemed effective with trading commencing on April 14, 2022. The Company received net proceeds of $14.2 million on April 19, 2022.

Summary of Significant Accounting Policies

Our significant accounting policies are described in Note 2 of the accompanying annual financial statements.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any off-balance sheet arrangements as defined under Regulation S-K Item 303(a)(4).

Results of Operations

Comparison of the Years Ended December 31, 2025 and, 2024.

	TWELVE MONTHS ENDED DECEMBER 31,
	2025	2024

Net Revenue	204,120	-
Cost of goods sold	198,576	-
Cost of goods sold - inventory reserve	418,869	-
Total cost of goods sold	617,445	-
Gross Margin (Loss)	(413,325)	-

Staking Revenue, Net	6,805,009	-

Operating expenses:
Warrant issuance – related party	101,331,513	-
Consulting fees – related parties	3,433,333	-
Selling, general and administrative	16,052,069	5,036,366
Research and development	198,762	531,233
Unrealized loss on digital assets	152,952,163	-
Realized loss on digital assets	1,286,284
Digital asset transaction expenses	872,934	-
Total Operating Expenses	276,127,058	5,567,599
Loss from Operations	(269,735,374)	(5,567,599)

Other Income (Expense):
Interest income (expense), net	(416,660)	(1,664,712)
Fair market value adjustment on warrants	4,803,098	3,016,936
Realized loss on derivatives	(4,986,500)	-
Other expense	-	(1,009,891)
Total Other Income (Expense)	(600,062)	342,333
Loss Before Provision for Taxes	(270,335,436)	(5,225,266)
Tax Provision	-	-
Loss from Continuing Operations	(270,335,436)	(5,225,266)

Discontinued Operations:
Loss from discontinued operations	(11,220,342)	(4,100,935)
Loss on disposal	(1,078,348)	-
Income tax benefit	132,000	30,000
Loss from Discontinued Operations	(12,166,690)	(4,070,935)
Net Loss	(282,502,126)	(9,296,201)

Product Net Revenue/Gross Margin

For the year ended December 31, 2025, we recognized revenues of $204,120 related to the Sologard syringes sold under a customer agreement. There was no product revenue in 2024.

For the year ended December 31, 2025, an inventory reserve of $418,869 was recorded to reduce the carrying value of the inventory of continuing operations to its net realizable value. The gross margin was $5,544 before this reserve. The net realizable value adjustment related to the inventory at our Hungarian subsidiary that was sold is included in the results of discontinued operations.

Staking Revenue – net

For the year ended December 31, 2025, the Company recognized net staking revenue of $6,805,009 resulting from the digital treasury strategy implemented during the third quarter. As of December 31, 2025, approximately 95% of the Company’s SOL holdings were staked.

Transaction expense – digital assets

For the year ended December 31, 2025, $872,934 in transaction expenses relate to custodian and exchange for digital asset investments, including a significant fee in connection with the transfer of locked SOL contributed in-kind as part of the August 2025 PIPE transaction.

Unrealized and realized loss on digital assets

During the year ended December 31, 2025 the Company recognized $152,952,163 in unrealized and $1,286,284 in realized losses on investments in digital assets. The unrealized loss resulted from the decrease from an average cost basis of our SOL investments of approximately $198 to the market value of $124 at December 31, 2025.

Research and Development

For the year ended December 31, 2025, research and development expenses, which relate to the Medical Device segment, decreased to $198,762 compared to $531,233 for the year ended December 31, 2024. Substantially all of our R&D expenses to date have been incurred in connection with our syringe products. The Company curtailed its Medical Device activities in 2025 and does not intend to engage in R&D and manufacturing activities going forward related to medical devices.

Selling, General and Administrative

For the year ended December 31, 2025, Selling, General and Administrative expenses were $16,052,069 as compared to $5,036,366 for the year ended December 31, 2024. The increase of $11,015,703 was primarily related to (a) stock compensation increased by $5.6 million (b) payroll and consulting fees increased by approximately $3 million, primarily due to increased staffing levels for the Digital Asset Treasury build out and severance paid to for the former Chief Executive Officer and increased public company expenses following our adoption of the digital asset strategy.

Warrant issuance – related party

This amount of $101,331,513 relates to warrants issued to our Strategic Advisor. See Note 15 to the Consolidated Financial Statements.

Consulting fees – related parties

This amount of $3,433,333 includes consulting fees of $3,333,333 to Sol Edge and marketing fees of $100,000 to Sol Markets. See Note 15 to the Consolidated Financial Statements.

Impairment of long-lived fixed assets

During the years ended December 31, 2025 and December 31, 2024, the Company recorded no asset impairment on fixed assets related to our continuing medical device operations.

Asset impairment adjustments of approximately $7.5 million and $1.8 million respectively were recorded related to the Company’s manufacturing operations. These are included in the results of discontinued operations.

Interest expense, net

Net interest expense was $416,660 for the year ended December 31, 2025, compared to $1,664,712 for the year ended December 31, 2024. Net interest expense decreased due to higher average cash balances in the current period directly related to the net proceeds from the 2025 offerings and repayment of the Company’s debt at the beginning of 2025

FMV Adjustment for Warrants

For certain warrants classified as liabilities, the Fair Market Value (“FMV”) is required to be recorded at the date the warrants are issued and then be remeasured at each reporting date while outstanding. If the terms of the warrants are modified, the changes in fair value are recognized to other income or expense in the Consolidated Statement of Operations. For the years ended December 31, 2025 and December 31, 2024, the Company recorded FMV gain adjustments of approximately $4.8 million and $3 million respectively. (See Notes 10 and 12 to the Consolidated Financial Statements).

Other income (expense)

Other expense in 2024 was primarily due to the forfeiture of an escrow deposit of $1M.

Liquidity and Capital Resources

The Company identifies cash and equivalents, payment stablecoins, and unlocked SOL as liquidity resources.

As of December 31, 2025, the Company had a cash balance of $10,382,744. As of December 31, 2024, the Company held $754,802 in cash. The Company had working capital of $14,187,484 at December 31, 2025, as compared to a working capital deficiency of $2,011,679 as of December 31, 2024. The increase in our working capital of $16,199,163 was directly impacted by the cash provided by the August 2025 PIPE. As of December 31, 2025, the Company held $250,111,125 in Digital Assets with a large portion unlocked and readily available for sale.

During the year ended December 31, 2025, the Company completed offerings that provided liquidity and capital:

a)	Gross proceeds from the Cash Securities Purchase Agreements and Cryptocurrency Securities Purchase Agreements in August 2025 aggregated $411M, which investors paid using the following currency: USD cash of $181M, locked SOL of $137M, unlocked SOL of $7M, USDC of $62M, and USDT of $24M. The net proceeds of $403M, reported in Additional Paid in Capital, reflect placement agent fees, legal fees, and expenses of $7.5M.

b)	The Company issued 2.2M shares of common stock under the Sales Agreement and received net proceeds from the Sales Agreement of approximately $18.9M after fees paid to the Agents and other offering expenses totaling approximately $1 million, reflected in Additional Paid in Capital.

The Company intends to maintain sufficient cash and other immediately liquid resources on hand to satisfy current obligations.

In 2024, the Company completed various offerings and private placements. The proceeds from such financings were used to fund working capital, to build inventory, and to fund capital expenditures and operating costs.

Cash Flows

Net Cash Used in Operating Activities

The Company used cash of $10,990,651 and $4,401,392 in operating activities for the years ended December 31, 2025 and 2024, respectively. The increase in change in cash used in operations was principally due to the Company incurring transaction fees relating to digital assets, and higher G&A expenses primarily due to the initiation of the digital asset strategy, partially offset by lower R&D activities.

Net loss from continuing operations for the year ended December 31, 2025 was $270,335,436 with approximately $260M in net non-cash adjustments. For the year ended December 31, 2024 net loss was $5,225,266 with less than $1 million in net non-cash adjustments.

●	In 2025, stock-based compensation totaled $107,468,174, with $101,331,513 to a related party, a significant increase from $520,830 in 2024
●	Unrealized and realized losses on digital assets were $152,952,163 in 2025, with no digital asset activity in 2024
●	Realized losses on derivatives totaled $4,986,500 in 2025, with no such derivative activity in 2024
●	Gains on fair market value adjustments on warrants were $4,803,098 and $3,016,936 in 2025 and 2024, respectively
●	2025 had gains from non-cash net staking rewards less validator operating expenses of $6,801,179, with no such activity in 2024

Net Cash Used in Investing Activities

For the year ended December 31, 2025 and 2024, the Company used cash in investing activities of $187,522,741 and $1,000,000, respectively. In 2025, the primary increase related to the purchase of digital assets of $170,519,290 and purchase of stablecoin of $17,003,451 following the August 2025 offering.

Net Cash Provided by Financing Activities

For the year ended December 31, 2025 and 2024, the Company provided cash from financing activities of $215,509,777 and $5,907,407, respectively. In 2025, the net proceeds of $212,102,902, were mainly from the Offering in August and the ATM Sales Agreement. This also included a repayment of the Company’s debt financing in the first quarter of 2025 of $4,222,012 as well as the proceeds from the margin loan of $7,628,888. The margin loan was paid down using approximately $4,620,000 worth of USDC during 2025.

Payment Stablecoin Activities

The Company first utilized payment stablecoins as part of the August PIPE, with a direct inflow of $86,104,502 between USDC and USDT contributed in-kind and an additional $17,003,451 purchased with cash from the same offering as a component of the overall deployment of these funds to digital asset custodians and ultimately the purchase of SOL.

During 2025, the full amount of USDT and USDC was utilized to purchase SOL, repay the margin loan and for a payment to a related party for consulting services. Therefore, payment stablecoin balances are not part of the Company’s liquidity reserve as of December 31, 2025.

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

Not applicable.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Sharps Technology, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Sharps Technology, Inc. (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ PKF O’Connor Davies, LLP

We have served as the Company’s auditor since 2023.

New York, New York

March 31, 2026

SHARPS TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024
Assets:
Current Assets
Cash	$10,382,745	$754,802
Escrow deposit	-	250,000
Accounts receivable – product trade	204,120	-
Accounts receivable – digital currency, net	507,842	-
Prepaid expenses – related party	6,666,667	-
Prepaid expenses and other assets	475,869	84,377
Inventories, net	645,268	538,830
Current Assets, Discontinued Operations	-	1,545,931
Current Assets	18,882,511	3,173,940

Fixed assets, net	81,167	1,175,338
Digital assets, at fair value	250,111,125	-
Other assets	370	72,195
Non-Current Assets, Discontinued Operations	-	2,892,275
Total Assets	$269,075,173	$7,313,748

Liabilities:
Current Liabilities
Accounts payable	$590,692	$693,156
Accrued expenses and other	921,954	346,536
Margin loan	3,084,931	-
Notes payable, net of discount	-	3,763,622
Warrant liability	97,450	98,913
Current liabilities, Discontinued Operations	-	283,392
Total Current Liabilities	4,695,027	5,185,619

Non-Current Liabilities, Discontinued Operations	-	132,000
Total Liabilities	4,695,027	5,317,619

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding (2024: 0)	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized (2024: 1,666,667); 28,995,402 shares issued and outstanding (2024: 6,827)	2,899	-
Additional paid-in capital	581,324,579	36,418,042
Accumulated other comprehensive income	-	23,293
Accumulated deficit	(316,947,332)	(34,445,206)
Total Stockholders’ Equity	264,380,146	1,996,129
Total Liabilities and Stockholders’ Equity	$269,075,173	$7,313,748

The accompanying notes are an integral part of these financial statements.

SHARPS TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31,
	2025	2024

Net Revenue	$204,120	$-
Cost of goods sold	198,576	-
Cost of goods sold - inventory reserve	418,869	-
Total Cost of Goods Sold	617,445	-
Gross Margin (Loss)	(413,325)	-

Staking Revenue, net	6,805,009	-

Operating expenses:
Warrant issuance – related party	101,331,513	-
Consulting fees – related parties	3,433,333
Selling, general and administrative	16,052,069	5,036,366
Research and development	198,762	531,233
Unrealized loss on digital assets	152,952,163	-
Realized loss on digital assets	1,286,284	-
Digital asset transaction expenses	872,934	-
Total Operating Expenses	276,127,058	5,567,599
Loss from Operations	(269,735,374)	(5,567,599)

Other Income (Expense):
Interest expense, net	(416,660)	(1,664,712)
Fair market value adjustment on warrants	4,803,098	3,016,936
Realized loss on derivatives	(4,986,500)	-
Other expense	-	(1,009,891)
Total Other Income (Expense)	(600,062)	342,333
Net Loss Before Provision for Taxes	(270,335,436)	(5,225,266)
Tax Provision	-	-
Net Loss from Continuing Operations	(270,335,436)	(5,225,266)

Discontinued Operations:
Loss from discontinued operations	(11,220,342)	(4,100,935)
Loss on disposal	(1,078,348)	-
Income tax benefit	132,000	30,000
Loss from Discontinued Operations	(12,166,690)	(4,070,935)
Net Loss	$(282,502,126)	$(9,296,201)

Net loss per share from Continuing Operations, basic and diluted	$(10.68)	$(1,247.79)
Net loss per share from Discontinued Operations, basic and diluted	(0.48)	(972.13)
	$(11.16)	$(2,219.92)
Weighted average shares used to compute net loss per share, basic and diluted	25,305,644	4,188

The accompanying notes are an integral part of these financial statements.

F-4

SHARPS TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the year ended	For the year ended
	December 31, 2025	December 31, 2024
Net loss	$(282,502,126)	$(9,296,201)

Other comprehensive income:

Foreign currency translation adjustments	(23,293)	(568,519)

Comprehensive loss	$(282,525,419)	$(9,864,720)

The accompanying notes are an integral part of these financial statements.

SHARPS TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	Preferred Stock		Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance – December 31, 2023	1	$-	2,314	$-	$32,491,477	$591,812	$(25,149,004)	$7,934,285

Net loss for the year ended December 31, 2024							(9,296,201)	(9,296,201)
Cancellation of preferred share	(1)
Share-based compensation charges					520,830			520,830
Issuance of common stock			1,759		1,126,538	-		1,126,538
Registration A offering			636	-	1,296,922			1,296,922
Warrant inducements			869	-	978,982			978,982
Warrant exercise			1,249	-	3,293			3,293
Foreign currency translation						(568,519)		(568,519)
Balance – December 31, 2024	-	$-	6,827	$-	$36,418,042	$23,293	$(34,445,206)	$1,996,129

Net loss for the year ended December 31, 2025							(282,502,126)	(282,502,126)
Share-based compensation charges					107,468,174			107,468,174
Equity offering – August 2025 PIPE			24,338,649	2,434	403,232,255			403,234,689
Exercise of Series A warrants			315,805	32	4,954,515			4,954,547
Exercise of Series B warrants			1,016,387	102	10,373,307			10,373,409
Exercise of prefunded warrants			1,157,711	115				115
Shelf offering - ATM			2,160,023	216	18,878,286			18,878,502
Foreign currency translation						(23,293)		(23,293)
Balance – December 31, 2025	-	$-	28,995,402	$2,899	$581,324,579	$-	$(316,947,332)	$264,380,146

The accompanying notes are an integral part of these financial statements.

SHARPS TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2025	For the year ended December 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:

Consolidated net loss	(282,502,126)	(9,296,201)
Less: Loss from discontinued operations	12,166,690	4,070,935
Loss from continuing operations	(270,335,436)	(5,225,266)
Adjustments to reconcile net from continuing operations to net cash used in operating activities:
Depreciation and amortization	132,540	37,524
Stock-based compensation - related party	101,331,513	520,830
Stock-based compensation - other	6,136,661	-
Accretion of debt discount	708,390	1,705,014
FMV adjustment for warrants	(4,803,098)	(3,016,936)
Digital assets received as staking revenues, net	(6,801,179)	-
Realized loss on digital assets	1,286,284	-
Unrealized loss on digital assets	152,952,163	-
Realized loss on derivatives	4,986,500	-
Escrow forfeited	250,000	1,000,000
Foreign exchange impact	378,410	516,905
Changes in operating assets:
Accounts receivable - trade	(204,120)	-
Prepaid expenses - related party	3,333,333	-
Prepaid expenses and other	(322,781)	(12,686)
Inventory	(298,235)	-
Other assets	39,958	(25,170)
Accounts payable and accrued liabilities	238,446	98,394
Net cash used in operating activities	(10,990,651)	(4,401,392)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of digital assets	(170,519,290)	-
Purchase of USDC	(17,003,451)	-
Escrow payment forfeited	-	(1,000,000)
Net cash used in investing activities	(187,522,741)	(1,000,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from offerings and warrant exercises	212,102,902	3,372,449
Proceeds from debt financing	-	2,534,958
Repayment of debt financing	(4,222,012)	-
Proceeds from margin loan	7,628,888	-
Net cash provided by financing activities	215,509,778	5,907,407

NET INCREASE IN CASH – CONTINUING OPERATIONS	16,996,386	506,015

Cash Flows from Discontinued Operations
Beginning cash - discontinued operations	109,239	22,976
Operating Activities	(5,837,401)	(2,525,104)
Investing Activities	(1,640,281)	(129,778)
Financing Activities	-	-
Ending cash - discontinued operations	-	(109,239)
NET DECREASE IN CASH - DISCONTINUED OPERATIONS	(7,368,443)	(2,741,145)

CASH — BEGINNING OF PERIOD	754,802	2,989,932
CASH — END OF PERIOD	10,382,745	754,802

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for taxes	-	-
Digital assets received from common stock issuance	144,035,494	-
USDC/USDT received from common stock issuance	86,104,501	-
USDC/USDT used for purchases of digital assets	(83,501,452)	-
USDC transferred to related party	(10,000,000)	-
USDC repayment of margin loan	(4,620,000)	-
USDC payments for realized derivatives losses	(4,986,500)	-
OID interest	875,000	-

The accompanying notes are an integral part of these financial statements.

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

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

On August 28, 2025, the Company (“Buyer”) acquired the shares of SOL Equity Limited, a Cayman Islands exempt company from Catan Holdings LP, a Cayman Islands corporation (“Seller”) which was a non-operating company. The Seller, assigned, transferred and conveyed to Buyer, and Buyer hereby purchased and accepted from Seller, all of the issued and outstanding shares free and clear of all liens, claims and encumbrances, for nominal consideration of $1.00. The assets acquired included several digital asset custodian accounts with no balance and a ticker reservation account. The Seller further represented that, as of August 28, 2025, no other assets and no liabilities of any kind existed. The purpose of the acquisition was the Company’s intent to have SOL Equity Limited be the entity that holds the digital asset treasury segment.

On October 6, 2025, the Company entered into definitive agreements, including a bill of sale, assignment and assumption agreement providing for the transfer by the Company of certain assets, and a contract for the transfer of business share providing for the assignment by the Company of all of the Company’s right, title and interest in and to the issued and outstanding shares of Safegard Medical Kft, the Hungarian subsidiary, which is reflected in the accompanying financial statements as a discontinued operation.

The accompanying consolidated financial statements include the accounts of Sharps Technology, Inc. and its wholly owned subsidiary, SOL Equity Limited, collectively referred to as the “Company.” All intercompany transactions and balances have been eliminated.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. As of December 31, 2025, the most significant estimates relate to inventory reserves, digital assets, and stock-based compensation.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are maintained with various financial institutions. At December 31, 2025 and 2024, the Company had cash of $10.4 million and $0.8 million, respectively, and no cash equivalents.

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

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

The Company holds USDC periodically as a liquidity resource facilitating transactions such as purchases, dispositions and payments. USDC is a payment stablecoin redeemable on a one-to-one basis for U.S. dollars and issued by Circle Internet Financial, LLC. (“Circle”). Circle’s the underlying reserves were held in cash, short-duration U.S. Treasuries, and overnight U.S. Treasury repurchase agreements within segregated accounts for the benefit of USDC holders. USDC is a current financial asset in the Consolidated Financial Statements as of December 31, 2025.

The Company holds SOL, a digital commodity, as part of its Treasury Strategy. SOL is a digital asset in the Consolidated Financial Statements as of December 31, 2025. Our concentration in a single digital commodity exposes the Company to unique liquidity risks that may prevent the conversion of SOL into fiat currency or other assets when desired, particularly during periods of market stress.

Inventories

The Company values inventory at the lower of cost (average cost) or net realizable value. Work-in-process and finished goods inventories consist of material, labor, and manufacturing overhead. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. A reserve is established for any excess or obsolete inventories or they may be written off. At December 31, 2024, inventory was comprised of raw materials, components and finished goods and following the Company’s sale of its Hungarian subsidiary and based on a current corporate strategy to operate as a distributor and terminate manufacturing operations, the inventory at December 31, 2025 is comprised of only finished goods.

Classification of Digital Commodities & Payment Stablecoin

Management assessed SOL, USDC, & USDT under ASU 2023-08. For new asset classes that are out of ASU 2023-08’s scope, the Company considered the assets underlying characteristics within the GENIUS Act, ASC 825, and ASC 350 for assignment as a cash equivalent, financial or intangible asset respectively. The Company also evaluated if each new asset type should be presented as long-term or current under ASC 210.

SOL meets the criteria of ASU 2023-08 and would be considered an in-scope digital asset. This is because it meets the definition of an intangible asset per the FASB codification, does not provide enforceable rights or claims to underlying goods, services, or other assets. Furthermore, SOL resides on a distributed ledger, is secured through cryptography, is fungible, and is not created or issued by the Company or its related parties.

Both USDC and USDT (“payment stablecoins”) provide the holder with enforceable rights to or claims on underlying goods, services or other assets. Therefore, they would not be considered an in-scope crypto asset under ASU 2023-08, but instead the same factor meets the criteria as a financial asset under ASC 825.

While both Circle (USDC) and Tether (USDT) have applied as payment stablecoins   to be cash equivalent under the Genius Act since it came into effect, neither has achieved that designation. Therefore, management does not consider either to be cash equivalent but based on guidance under ASC 210, does classify payment stablecoins as current assets expected to be converted to cash within one year from the balance sheet date. The Company will report payment stablecoins as a current financial asset on the balance sheet adjusted to fair market value.

Digital Assets

Pursuant to ASU 2023-08, Intangibles — Goodwill and Other — Crypto Assets: Accounting for and Disclosure of Crypto Assets, codified into ASC subtopic 350-60, in-scope crypto assets are required to be measured at fair value in the consolidated balance sheet, with gains and losses from changes in the fair value of such digital assets recognized in the consolidated statement of operations each reporting period. Under ASU 2023-08 in-scope crypto assets are considered to be indefinite-lived intangible assets. The in-scope crypto assets are initially measured at cost based on existing GAAP guidance per ASC 350-30. ASU 2023-08 also requires certain interim and annual disclosures for digital assets within the scope of the standard. Sales and purchases of digital assets are reflected as cash flows from investing activities in the consolidated statements of cash flows.

The Company adopted this guidance effective August 25, 2025, the date of the Company’s first holding in digital assets. SOL is measured using Level 1 inputs under ASC 820, based on quoted prices from the principal market unless otherwise restricted. ASC 820 defines “principal market” as the market with the greatest volume and level of activity for the asset or liability. The determination of the principal market (and, as a result, the market participants in the principal market) is made from the perspective of the reporting entity. The digital assets held by the Company are traded on a number of active markets globally. The Company determines Coinbase as its principal market. The Company recognizes staking revenue by utilizing daily prices obtained from Coinbase at the end of the treasury operations day at 5pm ET (“Spot Price”).

A portion of the in-kind SOL invested as part of the Company’s August 2025 equity offering includes restrictions. These locked SOL will unlock over a period of time and once unlocked can be sold on several SOL exchanges.

While the tokens remain restricted, the locked SOL fair value will include a discount to the Spot Price for SOL for which the unrealized gain or loss is recognized. After reviewing the changes in the market price for these and similar locked SOL transactions, and the discount for in-kind SOL invested at the August 25, 2025 offering, the Company has elected to use 10% as the discount and considers this a Level 2 input.

Once the SOL is unlocked, the fair value is measured at the end of the period at the market value without a discount.

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

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

The Company’s outstanding liability classified warrants are fair valued on a recurring basis with the trading price or FMV using Black Sholes which could cause fluctuations in operating results at the reporting periods.

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

Fixed Assets

Fixed assets are stated at cost. Expenditures for maintenance and repairs are charged to operations as incurred. The Company’s fixed assets consist of land, building, machinery and equipment, molds, computer system and website. Depreciation is calculated using the straight-line method commencing on the date the asset is operating in the way intended by management over the following useful lives: Building – 20 years, Machinery and Equipment – 3-10 years and Computer systems and Website – 30 years. The expected life for Molds is based on the lesser of the number of parts that will be produced based on the expected mold capability or 5 years.

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

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Note 2. Summary of Significant Accounting Policies (continued)

Stock-based Compensation Expense

The Company measures its stock-based awards made to employees based on the estimated fair values of the awards as of the grant date. For stock option awards, the Company uses the Black-Scholes option-pricing model. For restricted stock awards, the estimated fair value is generally the fair market value of the underlying stock on the grant date. Stock-based compensation expense is recognized over the requisite service period. The Company recognizes forfeitures of stock-based awards as they occur.

Stock-based compensation expense for awards granted to non-employees as consideration for services received is measured on the date of performance at the fair value of the consideration received or the fair value of the equity instruments issued, whichever can be more reliably measured.

Derivative Instruments

The Company accounts for common stock warrants as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the warrants and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC 480”), Distinguishing Liabilities from Equity (“ASC 480”) treated as level 2 assets, and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own stock and whether the holders of the warrants could potentially require net cash settlement in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

At their issuance date and as of December 31, 2025, certain warrants (see Note 10) are accounted for as liabilities as these instruments did not meet all of the requirements for equity classification under ASC 815-40 based on the terms of the aforementioned warrants. The resulting warrant liabilities are re-measured at each balance sheet date until their exercise or expiration, and any change in fair value is recognized in the Company’s consolidated statements of operations.

The Company enters into derivative contracts from time to time to manage its exposure to fluctuations in the price of SOL and not for any other purpose. In addition, the Company evaluates its financing and service arrangements to determine whether certain arrangements contain features that qualify as embedded derivatives requiring bifurcation in accordance with ASC 815 - Derivatives and Hedging. Embedded derivatives that are required to be bifurcated from the host instrument or arrangement are accounted for and valued as separate financial instruments. There were no embedded derivatives requiring separation from the host instrument as of December 31, 2025 and December 31, 2024.

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Note 2. Summary of Significant Accounting Policies (continued)

The Company does not elect to designate derivatives as hedges for accounting purposes and, as such, records derivatives at fair value, with subsequent changes in fair value and settlements recognized in earnings. The Company classifies derivative assets or liabilities on the Consolidated Balance Sheets as current or non-current based on whether settlement of the instrument could be required within 12 months of the balance sheet date and for derivatives with multiple settlements, based on the term of the contract.

While the option positions have SOL as the underlying asset, none of the Company’s SOL holdings are transacted as part of settlement. Realized and unrealized gains for purchased and written derivative positions are valued using their closing premium, at the earlier of their maturity date or the reporting date as the basis for a fair value adjustment. There were no open derivative contracts as of December 31, 2025 or 2024.

Market Risk

The Company is exposed to SOL market risk related to our digital asset holdings, which are impacted by the market value of the respective digital asset held. We performed a sensitivity analysis assuming a hypothetical 10% change in the fair value of these digital assets to demonstrate the potential impact on our financial results. A hypothetical 10% increase or decrease in market prices would have positively or negatively impacted our Income (loss) before income taxes by approximately $25M   for the year ended December 31, 2025.

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

Comprehensive income (loss)

Comprehensive income (loss) consists of the Company’s consolidated net loss and foreign currency translation adjustments related to its subsidiary. Foreign currency translation adjustments included in comprehensive loss were not tax effected as the Company has a full valuation allowance at December 31, 2025 and 2024. Accumulated other comprehensive income (loss) is a separate component of stockholders’ equity and consists of the cumulative foreign currency translation adjustments.

Basic and Diluted Loss Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the consolidated statements of operations. Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Basic EPS during the year ended December 31, 2025 included 37,717,312 in pre-funded warrants and 6,321,367 in related party warrants exercisable at par value (see Note 10). Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of December 31, 2025 and 2024, there were 65,191,383 and 2,843 (reverse split effected), respectively of stock options and warrants that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented.

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Note 2. Summary of Significant Accounting Policies (continued)

Revenue

Medical Device Packaging Products

The Company generates revenue from the sale of single use medical device packaging products, primarily syringe or as packaging components for a customer’s product. Revenue is recorded, net of sales tax, if applicable. The Company considers revenue to be earned when all the following criteria are met: the Company has a contract with a customer that creates enforceable rights and obligations, promised products are identified, the transaction price is determinable and the Company has transferred control of the promised items to the customer. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in the contract. The transaction price for the contract is measured as the amount of consideration the Company expects to receive in exchange for the goods expected to be transferred. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as control of the distinct good or service is transferred. The Company’s products typically have one performance obligation, which is the sale of a single product. Transfer of control for the Company’s products is generally at shipment or delivery, depending on contractual terms, but occurs when title and risk of loss transfers to the customer. As such, the Company’s performance obligation related to product sales is satisfied at a point in time. The Company recognizes a receivable when it has an unconditional right to payment, which represents the amount the Company expects to collect in a transaction and is most often equal to the transaction price in the contract. Payment terms for shipments to end-user and distributor customers may range from 30 to 90 days. Amounts billed to customers for shipping and handling are included in revenue, while the related shipping and handling costs are reflected in cost of goods sold.

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

The Company is able to acquire additional locked SOL through direct negotiations with the owner or third-party custodians at a discounted price from the SOL market value price. With the purchase of locked SOL, we recognize the cost basis as the actual price paid after the discount applied from the SOL price. The unlocking of newly purchased locked SOL occurs over a series of dates as prescribed by the purchase agreement.

We acquire other digital assets through purchases and record the average price paid as the cost basis.

Per ASC 350-60-45-2, gains and losses from the remeasurement of digital assets shall be included in net income and presented separately from changes in the carrying value of other intangible assets. Pursuant to this guidance, changes in fair value are reflected on the income statement in the line item “Realized and unrealized (gain) loss on digital assets” in the operations section of the consolidated statements of operations. We measure changes in fair value as the difference between the cost basis and the prevailing market price of the digital asset at the date of measurement, multiplied by the quantity held of the digital asset.

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

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Note 2. Summary of Significant Accounting Policies (continued)

The 10% discount for December 31, 2025 used by management is based on the initial investor discount in the August 2025 Offering and other quoted data, as well as historical purchases of locked SOL that management has made on behalf of the Company. Management monitors this discount percentage and adjusts when appropriate. We performed a sensitivity analysis assuming a hypothetical 10% change in the discount to fair value of these digital assets to demonstrate the potential impact on our financial results. A hypothetical 10% increase or decrease in the discount would have positively or negatively impacted our Income (loss) before income taxes by approximately $8M     for the year ended December 31, 2025.

Staking revenue

We earn staking rewards by delegating our digital assets to third-party validators on proof-of-stake blockchain networks. These tokens remain under the Company’s control and are not derecognized, as the delegation does not constitute a transfer of control under ASC 610-20 or ASC 350-60.

While there is no explicit guidance under U.S. GAAP for staking activities, the Company applies the principles of ASC 606, Revenue from Contracts with Customers, by analogy. Management evaluates whether a contract exists, identifies the performance obligations, and determines whether the Company acts as a principal or agent in the transaction. The transaction price is measured at the fair value of the digital assets received at the time control is obtained. Due to the evolving nature of blockchain protocols and limited regulatory guidance, management exercises significant judgment in evaluating validator reliability and the risk of slashing or forfeiture. Changes in protocol rules or accounting interpretations may materially impact how staking revenue is recognized and measured. SOL tokens held by the Company, whether liquid or locked, are eligible for staking. The Company evaluation has determined that it is the delegator and the Custodians, via agreements with validators, are the validators. Therefore, the Company recognizes the staking rewards on a net basis unless it is the validator. The Company believes that the Staking rewards variable revenue should be recognized when the staking rewards are received from the validator in the Company’s staking account.

Rewards are recognized as revenue as is earned at the end of each epoch (just under two day periods for SOL). The FMV of the revenue is calculated using the spot price of SOL at the end of the epoch. For locked SOL where the staking rewards inherit the maturity of their underlying token, the 10% discount is applied. This revenue is reported on the Statements of consolidated statement of operations under the line item “Staking Revenue.” Changes in fair market value of the staking revenue after the initial staking revenue is recognized are reflected on the consolidated statement of operations as “realized and unrealized (gain) loss on digital assets”.

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

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

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

The provision for income taxes is comprised of the Company’s current tax liability and changes in deferred income tax assets and liabilities. The calculation of the current tax liability involves dealing with uncertainties in the application of complex tax laws and regulations and in determining the liability for tax positions, if any, taken on the Company’s tax returns in accordance with authoritative guidance on accounting for uncertainty in income taxes. Deferred income taxes are determined based on the differences between the financial reporting and tax basis of assets and liabilities. The Company must assess the likelihood that it will be able to recover the Company’s deferred tax assets. If recovery is not likely on a more-likely-than-not basis, the Company must increase its provision for income taxes by recording a valuation allowance against the deferred tax assets that it estimates will not ultimately be recoverable. However, should there be a change in the Company’s ability to recover its deferred tax assets, the provision for income taxes would fluctuate in the period of such change.

Research and Development Costs

Research and development costs are expensed as incurred.

Segment Reporting

During the year ended 2025, as a result of the previously mentioned treasury policy, management re-evaluated its segment reporting structure and determined that is now operates in two reportable segments other than its corporate activities. Prior to 2025, the Company operated as a single operating segment focused on its medical device packaging platform. The change in reportable segments had no effect on previously reported results. The Company’s chief operating decision makers (“CODM”) are its Principal Executive Officer, Chief Investment Officer and Chief Financial Officer. The CODM manage operations and business as two operating segments for the purposes of allocating resources, making operating decisions and evaluating financial performance (See Note 18).

Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigations, fines and penalties and other sources are recognized when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal fees related to contingencies are expensed as incurred. Gain contingencies are not recognized until the gain is realizable or realized.

Discontinued Operations

The Company accounts for discontinued operations in accordance with ASC 205-20. A discontinued operation is a component of the Company that has been disposed of or classified as held for sale and represents a strategic shift that has (or will have) a major effect on the Company’s operations and financial results. Discontinued operations are reported separately net of taxes for all periods presented from continuing operations in the consolidated statements of income for all periods presented. Assets and liabilities of discontinued operations are presented separately for all periods presented in the consolidated balance sheets. The Company provides additional disclosures in the notes, including major classes of assets and liabilities, results of operations, and cash flows related to discontinued operations. Unless otherwise indicated, the information in the notes to the consolidated financial statements refers only to the Company’s continuing operations. The information related to the discontinued operations has been reclassified for 2024 to conform with the 2025 presentation

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-08, Intangibles - Goodwill and Other - Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”), which establishes accounting guidance for crypto assets meeting certain criteria. SOL meets these criteria. The amendments require crypto assets meeting the criteria to be recognized at fair value with changes recognized in net income each reporting period. Upon adoption, a cumulative-effect adjustment is made to the opening balance of retained earnings as of the beginning of the annual reporting period of adoption. ASU 2023-08 is effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years, with early adoption permitted. The Company elected to early adopt ASU 2023-08 for the year ended December 31, 2025, effective as of August 25, 2025. As a result of the adoption, the Company did not have a cumulative-effect adjustment as the Company did not have any Crypto Assets prior to August 25, 2025. Effective with the year ended December 31, 2025, SOL, the token of Solana blockchain, is recognized at fair value.

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Note 2. Summary of Significant Accounting Policies (continued)

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The new guidance requires disaggregated information about the effective tax rate reconciliation and additional information on taxes paid that meet a quantitative threshold. The new guidance is effective for public companies for annual reporting periods beginning after December 15, 2024, and for non-public companies for annual reporting periods beginning after December 15, 2025, with early adoption permitted for both. The Company adopted the new standard prospectively for the year ended December 31, 2025.

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

Note 3. Prepaid Expenses and Current Assets

Prepaid expenses and other current assets consisted of the following at December 31, 2025 and December 31, 2024:

	2025	2024
Insurance	$394,854	$35,000
Related party consulting - Notes 15 and 17	6,666,667	-
Other	81,015	49,377
Total	$7,142,536	$84,377

Note 4. Inventories

Inventories, net consisted of the following at December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Finished goods	645,268	538,830

During the period ended December 31, 2025, a net realizable value adjustment of $418,869 was recorded affecting raw material, work in process and finished goods. The Company also recognized an impairment as well as a net realizable value adjustment on the inventories of its Hungarian subsidiary that was sold on October 14, 2025, which is included in the loss on discontinued operations. See Note 19.

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Note 5. Fixed Assets

Fixed assets, net, as of December 31, 2025 and 2024, are summarized as follows:

	December 31, 2025	December 31, 2024

Machinery and equipment	-	2,375,519
Computer systems and website & other	290,661	290,661
Total Fixed Assets	290,661	2,666,180
Less: accumulated depreciation	(209,494)	(1,490,842)
Fixed Asset, net	$81,167	$1,175,338

Depreciation expense of fixed assets for the year ended December 31, 2025 and 2024 was $132,540 and $472,605, respectively.

Asset impairment adjustments of approximately $7.5 million and $1.8 million respectively were recorded related to the Company’s manufacturing operations. These are included in the results of discontinued operations. See note 19.

Note 6. - Investments in Digital Assets

The following table summarizes Digital Assets held for investment:

	December 31, 2025
	Units	Cost Basis	Fair Value

SOL	2,077,799	$403,063,288	$250,111,125

The Company recognizes digital assets at fair value.

The aggregate fair value of our locked tokens is computed by taking the number of locked tokens and discounting the month-end spot price by 10%. The Company valued the SOL treasury at $124.26 per liquid token and $111.83 per locked token.

The following table summarizes the Company’s digital asset purchases, losses (gains) on digital assets, and revenue from staking received for the year ended December 31, 2025. The year ended December 31, 2025 represents the initial period digital asset transactions that occurred.

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Note 6. - Investments in Digital Assets (continued)

	Year Ending December 31, 2025
Digital Asset Units	SOL	Cost Basis $ USD	Realized Loss
Beginning Digital Assets	-	$-
In-Kind Digital Assets (PIPE)	792,176	$144,035,493
Dispositions of Digital Assets	-	$(1,286,284)	$(1,286,284)
Digital Asset Purchases	1,249,506	$254,020,742
Staking Rewards Received	36,117	$6,293,337
Ending Digital Assets	2,077,799	$403,063,288
Unrealized Gain / Loss	-	$(152,952,163)
Ending Digital Assets	2,077,799	$250,111,125

The following table summarizes the composition of SOL held broken out by liquid and locked as of December 31, 2025:

Number of SOL units
Liquid SOL	1,427,857
Locked SOL	649,942
Total	2,077,799

The Company has approximately 98% of its SOL treasury staked at December 31, 2025. The Company maintains control over the delegated SOL tokens throughout the staking period. Although the tokens undergo a bonding process with validators, the Company retains the ability to initiate unbonding at any time for liquid SOL. Upon notification to the validator, the unbonding process begins, which typically takes up to two days. During this period, the tokens remain unavailable for transfer or sale on the open market. Validators do not gain control over the tokens in a manner that meets derecognition criteria. They cannot sell, pledge, or otherwise dispose of the tokens. As such, the Company continues to recognize the delegated SOL tokens as part of its digital asset holdings.

The following table summarizes the unlocking schedule of SOL tokens currently locked as of December 31, 2025:

Through Year End 2026	307,728
Through Year End 2027	314,510
Through Year End 2028	27,704
Total	649,942

For the year ended December 31, 2025, the Company incurred $872,934 in transaction costs relating to custodian and exchange fees.

The margin loan and related collateral are as follows:

	December 31, 2025
	Solana	USD
Solana collateral	40,000	-
Margin loan	-	$3,084,931
Total	40,000	$3,084,931

Note 7. Derivatives

During the periods presented, the Company’s derivatives were all embedded forward contracts to receive or deliver a fixed amount of crypto assets in the future and none were designated as hedging instruments.

The following table summarizes the realized and unrealized losses for purchased and written derivative instruments as measured in U.S. dollar equivalents.

	December 31, 2025
	Purchased Derivatives	Written Derivatives	Total
Realized Gain / (Loss)	$(6,221,500)	$1,235,000	$(4,986,500)
Unrealized Gain / (Loss)	-	-	$-
Total	$(6,221,500)	$1,235,000	$(4,986,500)

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

There were no open derivative contracts as of December 31, 2025 or 2024.

Note 8. Other Assets

Other assets as of December 31, 2025 and 2024 are summarized as follows:

	December 31,	December 31,
	2025	2024

Intangibles, net	$-	$32,503
Fixed asset deposits	370	370
Other	-	39,322
Total	$370	$72,195

Intangibles were related to the Asset Acquisition in 2022 and consisted of an acquired workforce and permits. These were impaired and written down to $0 for the year ended December 31, 2025.

Note 9. Debt Financing

On September 20, 2024, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) and a Senior Secured Note (the “Note”) for an aggregate principal amount of $4,375,000, including OID interest of $875,000 maturing on January 31, 2025, with certain purchasers (the “Purchasers”), and the issuance of approximately 864 (pre-reverse - 259,091) unregistered shares of the Company’s Common Stock. The aggregate gross proceeds to the Company were approximately $3.5 million, before deducting fees to the placement agent and other offering expenses payable by the Company of $514,700 and an escrow deposit of $250,000 required until certain security liens were filed. The Note and the common stock were recorded at the relative fair values of $2.6M and $852,000, respectively, in accordance with ASC 470-20-25-2. The aforementioned expenses were allocated based on the aforementioned fair values as a reduction to the carrying amount of the debt and a reduction of the equity in accordance with ASC 505-10. For the years ended December 31, 2025 and 2024, the Company recorded accreted interest and fees of $708,390 and $1,705,014, respectively. In connection with the Securities Purchase Agreement and Note, the Company entered into a Registration Rights Agreement with the Purchasers (the “Registration Rights Agreement”), requiring the Company to file a resale registration statement (the “Registration Statement”) with the U.S. Securities and Exchange Commission (the “Commission”) to register the unregistered shares of Common Stock. within forty-five (45) calendar days following the filing date, which is thirty (30) days after the closing date. The Company filed the required resale registration statement on October 23, 2024. The Note was repaid upon maturity.

Note 10. Stockholders’ Equity

Capital Structure

On December 11, 2017, the Company was incorporated in Wyoming with 20,000,000 shares of common stock authorized with a $0.0001 par value. Effective April 18, 2019, the Company’s authorized common stock was increased to 50,000,000 shares of common stock. The articles of incorporation also authorized 10,000 preferred shares with a $0.001 par value.

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

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Note 10. Stockholders’ Equity (continued)

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

On April 23, 2025, under the Nevada Revised Statutes, the Board approved an Amendment to the Company’s Certificate of Incorporation with the State of Nevada to reduce the authorized shares from 500,000,000 to 1,666,667. The reduction in authorized shares, which was effective April 27, 2025, also effectuated a reverse stock split of the outstanding common shares at a ratio of one for three hundred (1-for-300). All share amounts, share prices and earnings per share have been adjusted in the accompanying consolidated financial statement and footnotes.

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

Each of the Cash Pre-Funded Warrants is immediately exercisable for one share of Common Stock at the exercise price of $0.0001 per Cash Pre-Funded Warrant Share and may be exercised at any time until all of the Cash Pre-Funded Warrants issued in the Offerings (as defined below) are exercised in full. Each Cash Purchaser’s ability to exercise its Cash Pre-Funded Warrants in exchange for shares of Common Stock is subject to certain beneficial ownership limitations set forth therein. Each of the Cash Stapled Warrants is immediately exercisable for one share of Common Stock at the exercise price of $9.75 per Cash Stapled Warrant Share and may be exercised at any time until the earlier of (i) 36 months after the closing of the Offerings or (ii) all of the Cash Stapled Warrants issued in the Offerings are exercised in full.

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

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Note 10. Stockholders’ Equity (continued)

The exercise of the Cryptocurrency Pre-Funded Warrants and Cryptocurrency Stapled Warrants into Cryptocurrency Pre-Funded Warrant Shares and Cryptocurrency Stapled Warrant Shares, respectively, was subject to stockholder approval (“Stockholder Approval”) which was approved at the Special Shareholder meeting on October 14, 2025. Each of the Cryptocurrency Pre-Funded Warrants is exercisable for one share of Common Stock at the exercise price of $0.0001 per Cryptocurrency Pre-Funded Warrant Share, immediately exercisable following Stockholder Approval (the “Effective Date”), and may be exercised at any time on or after the Effective Date until all of the Cryptocurrency Pre-Funded Warrants issued in the Offerings are exercised in full. Each Cryptocurrency Purchaser’s ability to exercise its Cryptocurrency Pre-Funded Warrants in exchange for shares of Common Stock is subject to certain beneficial ownership limitations set forth therein. Each of the Cryptocurrency Stapled Warrants is exercisable for one share of Common Stock at the exercise price of $9.75 per Cryptocurrency Stapled Warrant Share, immediately exercisable on or after the Effective Date, and may be exercised at any time on or after the Effective Date until the earlier of (i) 36 months after the closing of the Offerings or (ii) all of the Cryptocurrency Stapled Warrants issued in the Offerings are exercised in full.

The gross proceeds from the Cash Securities Purchase Agreements and Cryptocurrency Securities Purchase Agreements aggregated $411M, which investors paid using the following currency: cash of $181M, locked SOL of $137M, unlocked SOL of $7M and stablecoin of $86M. The net proceeds of $403M reflect placement agent fees, legal fees, and expenses of $7.5M with the net proceeds, after reflecting par value, recorded in Additional Paid in Capital of $403.0M.

During the year ended December 31, 2025, 1,157,711 Cash Prefunded warrants were exercised and proceeds of $116 were received.

On September 26, 2025, the Company entered into Waiver and Consent (the “Waiver and Consent”) with certain holders of the Company’s securities (who collectively beneficially owned at least 50.1% of the then outstanding Registrable Securities, as defined in the Registration Rights Agreement dated August 25, 2025 (the “Registration Rights Agreement”). The Waiver and Consent waived the compliance of the September 29, 2025 filing date and extended the deadline for the Company to file the initial resale registration statement with the Securities and Exchange Commission to the 60th calendar day following the Closing Date, as defined in the Registration Rights Agreement. The initial resale registration statement was filed on October 23, 2025.

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

During the year ended December 31, 2025, the Company issued approximately 2.2M shares of common stock under the Sales Agreement and received net proceeds from the Sales Offering of approximately $18.9M after fees paid to the Agents and other offering expenses of $998,000.

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Note 10. Stockholders’ Equity (continued)

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

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Note 10. Stockholders’ Equity (continued)

On September 23, 2024, as noted in Note 9,  in connection with the Securities Purchase Agreement and Note, the Company issued 864 (pre-reverses – 259,091) shares of unregistered common stock. The shares were subsequently registered by the Company with the Securities and Exchange Commission.

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

The Company’s common stock and warrants began trading on the Nasdaq Capital Market or Nasdaq on April 14, 2022. The net proceeds from the IPO, prior to payments of certain listing and professional fees were approximately $14.2 million. The net proceeds, after reflecting par value, has been recorded in Additional Paid in Capital of $9.0 million and with respect to the Warrants an initial liability under ASC 815 of $5.2M (See Note 12).

Warrants

a)	In connection with the strategic advisory consulting agreement entered into on August 28, 2025, with Sol Markets, a Cayman Islands exempt company, the Company issued warrants to purchase 6,321,367 shares of the Company’s Common Stock. The warrants have an exercise price of $0.0001, a ten-year term and were fully vested on issuance. The FMV of the warrants recorded for the year ended December 31, 2025, which was computed based on the market value of the underlying common stock, was $101,331,513 (See Notes 12 and 15).

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Note 10. Stockholders’ Equity (continued)

b)

The Company allocated the proceeds of the January 2025 Offering based on the fair values for the Series A, Series B warrants and Prefunded Warrants. The Company determined the fair value of the Series A and Series B warrants at the Offering date using the Monte Carlo pricing model and treated the valuation as a liability in consideration of the variable number of the issuer’s equity shares in the warrant agreements. The fair value of the Prefunded warrants, also recorded as liability, was based on market price of the common shares. Subsequent to Shareholder approval of the price adjustment on March 28, 2025 and through December 31, 2025, 54,762 (pre-reverse-16,258,571) Series B warrants were exercised under the alternative cashless feature.

At March 31, 2025, Fair Value was determined as follows: Series A at $8.52 (pre-reverse - $0.0284) using the Black Scholes valuation method and Series B at the contracted value for the alternative cashless value of $9.00 (pre – reverse - $0.03) (See Note 12 for the Black Scholes assumptions).

At December 31, 2025, 5,307 (pre-reverse 1,595,100) Series B warrants remain outstanding. As noted, as a result of the Series A Amendment, at December 31, 2025, the outstanding 12,391 Series A warrants no longer meet the liability classification under accordance with ASC 480 “Distinguishing Liabilities from Equity”. For the year ended December 31, 2025, the Fair Value adjustments relating to the Series A, through the date accounted for as liability treatment and Series B warrants, aggregated $4.7M.

c)	In September 2024, the Company reduced the exercise price of the 767 (pre-reverse – 230,091) outstanding warrants issued in February 2023 and September 2023 offerings (see below) to $2,178 (pre-reverse - $7.26). As noted below, all the February 2023 and September 2023 warrants are fully exercised.

d)	In connection with the Inducement Warrants in the second quarter of 2024, the Company issued 869 (pre-reverse - 260,799) non-trading Inducement Warrants as noted in Common Stock above. The Inducement Warrants are classified as a liability based on ASC 815 and require remeasurement at each reporting period. As of December 31, 2025, 453 warrants are outstanding. The Inducement Warrants are recorded at the FMV, computed using the Black Scholes valuation method and, recorded a FMV gain adjustment of $82,351 for the year ended December 31, 2025. For the year ended December 31, 2024, the Company recorded a FMV gain (loss) adjustment of $707,684 including the modification charge of $(637,316).

e)	In connection with an advisory agreement dated February 27, 2025, whereby the advisor and the Company agreed 72,094 warrants would be issued May 5, 2025, for services rendered beyond a cash fee of $45,000 paid at date of the agreement. The warrants have an exercise price of $5.02, a three-year term and were fully vested on issuance. The FMV of the warrants recorded for the year ended December 31, 2025, was computed using the Black Scholes valuation model was $260,566. The assumptions for warrants were: a) volatility of 139.593%, risk free interest rate of 3.71% and 0% dividend rate.

In connection with a one-year advisory services arrangement with the above third-party entered into in April 2023, the Company issued an aggregate of 95 (pre-reverse - 28,636) warrants over the one-year term, at an exercise price of $10,296 (pre-reverse -$34.32) The warrants had a three-year term and were fully vested on issuance. The Company issued 6,136 (Pre- reverse – 135,000) during the year ended December 31, 2024. The FMV of the warrants recorded for the year ended December 31, 2024, computed using the Black Scholes valuation model was $8,590. The assumptions for the year ended December 31, 2024, were: a) expected volatility – 33.46% to 81.62%, c) risk free rate- 4.2% to 4.25% and d) dividend rate –0%. The warrant holder forfeited the warrants on June 1, 2025 for no further consideration.

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Note 10. Stockholders’ Equity (continued)

f)	In connection with the Private Placement in September 2023, the Company issued 1,326 (pre-reverse -397,727) non-trading PIPE Warrants as a component of the Unit as noted in Common Stock above. The PIPE Warrants were recorded at the FMV, computed using the Black Scholes valuation method. The PIPE Warrant’s liability required remeasurement at each reporting period. The PIPE Warrants were classified as a liability based on ASC 815. For the year ended December 31, 2024, the Company recorded a FMV gain (loss) adjustment of $707,684 including the modification charge of $(637,316). The warrants were fully exercised in 2024.

g)	In connection with the Offering in February 2023, the Company issued 341 (pre-reverse -102,206) non-trading warrants Offering Warrants as a component of the Unit as noted in Common Stock above. The Offering Warrant’s liability required remeasurement at each reporting period. The Offering Warrants were recorded at the FMV, computed using the Black Scholes valuation method. The Offering Warrants are classified as a liability based on ASC 815. For the year ended December 31, 2024, the Company recorded FMV gain (loss) adjustments of $214,019, including a modification charge of $(153,640) referred to in Note 12. The warrants were fully exercised in 2024.

h)	In connection with the IPO in April 2022, the Company issued 1,136 (pre-reverse - 340,900) warrants (Trading Warrants) as a component of the Units and 170 (pre-reverse- 51,136) warrants to the underwriter (Overallotment Warrants), as noted in Common Stock above. The Trading and Overallotment Warrants were recorded at the FMV, being the trading price of the warrants, on the IPO effective date and the Warrants are classified as a Liability based on ASC 815. The Warrant liability requires remeasurement at each reporting period. During years ended December 31, 2025 and 2024, the Company recorded a FMV gain adjustment of $15,645 and 1,135,728 respectively.

i)	The Company has issued 36 (pre-reverse –10,695) Warrants (“Note Warrants”) to the Purchasers of the Notes on April 19, 2022. The Note Warrants have an exercise price of $28,050 (pre-reverse - $93.50) and a term of five years. During the years ended December 31, 2025 and 2024, the Company recorded a FMV gain of $429 and $30,159, respectively.

j)	The underwriter received 28 (pre-reverse -8,523) warrants in connection with the IPO for a nominal cost of $11,250. The Warrants have an exercise price of $35,112 (Pre-reverse - $117.04) and are exercisable after October 9, 2022. The FMV at the date of issuance was $228,750 computed using the Black Scholes valuation model with the following assumptions: a) volatility of 93.47%, five-year term, risk free interest rate 2.77% and 0% dividend rate. These warrants were recorded in Equity at the estimated FMV and classified as additional issuance costs.

Share Repurchase Program

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

In connection with the 2025 Repurchase Program, on October 6, 2025, the Company entered into an Open Market Share Repurchase Agreement (the “Repurchase Agreement”) with Cantor (the “Broker”) whereby the Broker has agreed to act as a non-exclusive agent on behalf of the Company to repurchase shares of Common Stock in the open market pursuant to Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The Repurchase Agreement will continue in effect until terminated by either the Company or the Broker, with or without cause, upon written notice to the other party. The Company will pay Broker a commission at a rate of $0.02 for each share of Common Stock repurchased pursuant to the Repurchase Agreement. See note 20.

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Note 11. Preferred Stock

In February 2018, Board of Directors of the Company issued one share of Series A Preferred Stock to Alan Blackman, the Company’s co-founder and Director. The Series A Preferred Stock entitled the holder to vote on any matters related to the election of directors. The Series A Preferred Stock had no right to dividends, or distributions in the event of a liquidation and is not convertible into common stock. The two year provision after the IPO that if the price per share was more than 500% of the initial offering price per Unit in the IPO, the Series A Preferred Stock, as in effect upon completion of the IPO, will entitle the holder to 10% of the total purchase price was not met and no longer in effect as of April 2024.

In connection with final settlement with Mr. Blackman on August 2024, the Series A Preferred Stock was cancelled and forfeited without any further consideration. The Series A Preferred was returned to the status of an authorized but unissued share of preferred stock of the Company (See Note 15).

On July 15, 2025, the Company executed a Subscription and Investment Agreement (the “Subscription Agreement”) with Paul Danner (“Subscriber”), the Company’s Principal Executive Officer, formally Executive Chairperson, whereby the Subscriber purchased five shares of the Company’s Series B Preferred Stock, par value $.0001 per share (“Securities”), which Securities shall have the rights, preferences, privileges and restrictions set forth in the Certificate of Designation. Subscriber hereby acknowledged and agreed to the entire terms of the Certificate of Designation, including, without limitation, the voting rights, the restrictions on transfer of the Securities and the redemption of the Securities pursuant of the Certificate of Designation. The purchase price paid by the Subscriber to the Company was $20.00 per share. The outstanding shares of Preferred Stock were redeemed in whole automatically upon the effectiveness of the amendment to the articles of incorporation implementing an increase in the number of authorized shares of common stock of the Company.

Note 12. Warrants

The following denotes, as of December 31, 2025 and 2024, the Warrants outstanding and related Warrant Liability for warrants accounted for under ASC 480 “Distinguishing Liabilities from Equity”.

As noted above, the 2025 Series A and 2025 Series B Warrants issued in connection with the 2025 Offering were accounted for as liabilities in accordance with ASC 815-40 and are presented as a Warrant liability in the accompanying consolidated balance sheet. The 2025 Series A and B warrants were measured at fair value at inception. As of March 31, 2025, and thereafter, the Series A were remeasured based on the Black Scholes method, with changes in fair value presented within the consolidated statement of operations through August 25, 2025, the date of the Series A Amendment agreement, using the following assumptions for the 2025 period outstanding (See Note 10).

Expected term (years)	4.08 to 4.83
Expected volatility	148% to 207%
Risk-free interest rate	3.59% to 3.80%
Dividend rate	-

The Warrants arising prior to 2025, accounted for as liabilities in accordance with ASC 815-40 are presented as a Warrant liability in the accompanying December 31, 2025 consolidated balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the consolidated statement of operations, The non-trading warrants, related to the May 2024 offering, were valued using the Black-Scholes pricing model. The assumptions as of the years ended December 31, 2025, relate to the May 2024 warrants were as follows (See Note 10):

	December 31, 2025	December 31, 2024
Expected term (years)	4.08 to 4.83	3.37 to 5.99
Expected volatility	148% to 207%	59% to 121%
Risk-free interest rate	3.59% to 3.88%	3.41 to 4.56%
Dividend rate	-	-

The Warrant liability at December 31, 2025 and 2024 was as follows:

	2025	2024
Trading and Overallotment Warrants	$37	$15,681
Note Warrants	1	428
Offering Warrants – May 2024	453	82,804
Offering Warrants – January 2025 - Series B	96,952	-
Total Warrant Liability	$97,443	$98,913

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Note 12. Warrant Liability (continued)

The Warrants outstanding at December 31, 2025 and December 31, 2024, reflective of the reverse split that occurred on April 28, 2025, were as follows:

	December 31, 2025	December 31, 2024
Trading and Overallotment Warrants	1,335	1,335
Note Warrants	36	36
Offering Warrants – May 2024	453	869
Offering Warrants -January 2025 -Series A	12,391	-
Offering Warrants – January 2025 – Series B	5,307	-
Prefunded – cash and in kind	37,717,312	-
Cash and stapled warrants	63,213,672	-
Warrants issued to strategic advisor	6,321,367	-
Warrants issued for services arrangement	72,094	95
Total Warrants Outstanding	107,343,967	2,335

For the year ended December 31, 2025, the FMV gain adjustment, which is reflected in the FMV adjustment on Warrants in the Consolidated Statements of Operations was $4,803,098, including the net effect for the loss on the January 2025 Offering date (See Note 10), a modification charge of $642,805 in connection with the Inducement Agreement relating to the Series A warrants and remeasurement adjustments based on the fair market values or through the exercise dates or date the warrants ceased being treated as liabilities (See Note 10).

For the year ended December 31, 2024, the FMV gain adjustment, which is reflected in the FMV adjustment on Warrants in the Consolidated Statements of Operations was $3,016,936 (See Note 10).

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

In August 2025, 1,585,000 stock options were granted to directors, executives and other employees and consultants with an exercise price of $6.41, a term of 10 years and vesting 25% upon grant and the remainder 25% per quarter over the following nine months. Also in August 2025, 200,000 options were granted to former employees and directors with immediate vesting and a term of 10 years. In October 2025, an additional 150,000 options were granted to a director and certain employees with a term of 10 years and vesting 25% upon grant and the remainder 25% per quarter over the following nine months. The above options to purchase shares of the Company’s common stock, par value $0.0001per share, which were granted pursuant to the Company’s 2025 Equity Inventive Plan, have grant prices based on the closing price on the respective grant dates.

During the year ended December 31, 2024, the Company granted five-year options to purchase a total of 211 shares of the Company’s common stock, par value $0.0001 per share to its directors, executive officers, employees and consultants pursuant to the Company’s 2023 Equity Incentive Plan. The options are exercisable at an average price of $6.27 per share which was based on the closing price on the respective grant dates.

A summary of options granted and outstanding is presented below and the table following reflecting effect of the reverse split of 1 for 300 in 2025:

	2025		2024
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	507	$12,561	365	$20,136

Granted	1,935,000	6.35	211	1,881

Forfeited/cancelled	(60,025)	$6.88	(69)	$20,700

Outstanding at end of year	1,875,482	$9.76	507	$12,561

Exercisable at end of year	1,050,480	$12.39	438	$13,980

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Note 13. Stock Options (continued)

As of December 31, 2025 and December 31, 2024, there was $4,564,610 and $134,807, respectively, of unrecognized stock-based compensation related to unvested stock options, which is expected to be recognized over a weighted-average period of six months as of December 31, 2025.

The following table summarizes information about options outstanding at December 31, 2025:

Exercise Prices	Options Outstanding	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life	Options Exercisable	Aggregate Intrinsic Value on Exercisable Shares

$5.78 to 6.41	1,875,000	-	9.67	1,050,000	-
$1,782 to 1,881	188	-	2.75	186	-
$5,412 to 6,072	6	-	2.58	6	-
$7,986 to 9,174	162	-	1.33	162	-
$11,550	8	-	.24	8	-
$18,480	21	-	.30	21	-
$25,875	31	-	0	31	-
$19,750	66	-	0	66	-

For the years ended December 31, 2025, and 2024 the Company recognized stock-based compensation expense of $5,876,095 and $ 512,240 related to stock options.

The fair value of stock option awards accounted for under ASC 718 was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions for the options granted during the years ended December 31, 2025 and 2024.

	2025	2024
Expected term (years)	5.00 to 5.19	2.66 to 3.06
Expected volatility	125.19 % to 125.39%	81.15 % to 83.04%
Risk-free interest rate	3.56% to 3.72%	4.71 % to 4.76%
Dividend rate	-	-

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Note 14. Income Taxes

The company has adopted Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” on a prospective basis for the year ended December 31, 2025.

A reconciliation of the Federal statutory rate of 21% for the year ended December 31, 2025 to the total effective rate applicable to income (loss) is as follows:

	Year Ended December 31, 2025
	Amount	Percent
Income tax expense/(benefit) at federal statutory rate	$(56,770,441)	21.00%
State and local income tax, net of federal benefit	-	0.00%
Foreign tax effects
Cayman Islands	-	0.00%
Foreign rate differential	33,010,332	-12.21%
Others	1,177	0.00%
Changes in tax laws or rates enacted	-	0.00%
Effects of cross-border tax laws
U.S. impact of branch income	(33,011,509)	12.21%
Tax credits	-	0.00%
Changes in valuation allowance	59,342,616	-21.95%
Nontaxable or nondeductible items
US impact from sale of Hungary entity	(2,232,678)	0.83%
FMV adjustment for derivatives	(1,008,652)	0.37%
Others	669,154	-0.25%
Income tax expense (benefit)	$-	0.00%

As previously disclosed for the year ended December 31, 2024, prior to the adoption of ASU 2023-09, the effective income tax rate differs from the statutory federal income tax rate as follows:

	Year Ended December 31, 2024
	Amount	Percent

Expected benefit at statutory federal tax rate	$(1,097,306)	21.00%
Permanent differences - net	(633,540)	12.12%
State and local taxes, net of federal tax benefit	-	0.00%
Other	-	0.00%
Change in valuation allowance	1,730,846	-33.12%
Income tax expense (benefit)	$-	0.00%

The components of the Company’s deferred tax assets (liabilities) are as follows –

	Year Ended December 31, 2025	Year Ended December 31, 2024
Deferred tax assets (liabilities):
Fixed assets, net of impairments	$-	$136,529
Interest	35,178	35,178
Research and development expenses	-	446,811
Stock-based compensation	2,292,881	1,004,182
Charitable contributions	420	420
Net operating losses - federal	13,511,867	6,253,513
Net operating losses – state and local	528,982	543,264
Net operating losses - foreign	-	-
Research credit	28,985	28,985
Digital Assets – SOL basis differences	12,609,073	-
Digital Assets – inflationary rewards	(999,277)	-
Capital loss carryover	2,232,678	-
Compensatory warrants	17,548,397	-
Others	87,963	-
Less valuation allowance	(47,877,147)	(8,448,882)
Net deferred tax assets (liabilities)	$-	$-

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

As of December 31, 2025, the Company had U.S. federal net operating loss carryforwards of approximately $64,342,000 of which $241,000, if not fully utilized, expires by 2038 and of which $64,101,000 do not expire. Also, the Company had U.S. federal capital loss carryforwards of approximately $10,632,000 all of which, if not fully utilized, expires by 2031. Utilization is dependent on generating sufficient taxable income prior to expiration of the tax loss carryforwards and capital loss carryforward is only utilizable against future capital gains. Utilization of the U.S. net operating losses may be subject to substantial limitations in the event of a change of ownership under the provisions of Section 382 of the Internal Revenue Code. The Company has not performed an analysis, but the potential impact of any limitation would not be material to the financial statements due to the fact that the respective deferred taxes assets are fully offset by a valuation allowance.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company has concluded OBBBA will have an immaterial impact on its income tax provision.

As of December 31, 2025, the liability for uncertain tax positions is zero and the Company believes that no liability for unrecognized tax benefits is required in relation to the potential for additional assessments.

The geographical components of loss before income taxes consisted of the following for the years ended December 31:

	Year Ended	Year Ended
	December 31,	December 31,
	2025	2024

United States operations	$(113,137,182)	$(5,225,266)
International operations	(157,198,254)	-
Loss before taxes	$(270,335,436)	$(5,225,266)

For the years ended December 31, 2025 and December 31, 2024, cash paid for taxes, net of refunds, are as follows –

	Year Ended	Year Ended
	December 31,	December 31,
	2025	2024
Federal	$-	$-
State	-	-
Foreign	-	-
Total tax payments	$-	$-

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Note 15. Related Party Transactions and Balances

As of December 31, 2025 and December 31, 2024, accounts payable and accrued liabilities include $26,572 and $99,500, respectively, payable to officers and directors of the Company. The amounts are unsecured, non-interest bearing and are due on demand, including both director fees and reimbursable expenses.

Consulting services provided by Sol Edge Limited (“Consultant”) during the year ended December 31, 2025 was $3,333,333. At December 31, 2025, the Company recorded a prepaid expense of $6,666,667 relating the annual payment under the Consulting Agreement (See Notes 3 and 17).

In connection with a strategic advisory consulting agreement entered into on August 28, 2025, with Sol Markets, (the “Strategic Advisor”) a related party, the Company issued warrants to purchase 6,321,367 shares of the Company’s Common Stock. The FMV of the warrants recorded for the year ended December 31, 2025, which was computed based on the market value of the underlying common stock, was $101,331,513 (See Notes 10 and 20).

The Company also incurred an expense of $100,000 in 2025 pursuant to a consulting agreement with Sol Markets for marketing services.

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

As of December 31, 2025, the following financial assets and liabilities were measured at fair value on a recurring basis presented on the Company’s consolidated balance sheet:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total

Assets
Cash	$10,382,745	$-	$-	$10,382,745
USDC	1	-	-	1
USDT	1	-	-	1
Digital assets	177,425,549	-	-	177,425,549
Digital assets, Locked SOL		72,685,576		72,685,576

Total assets measured at fair value	$187,808,296	$72,685,576	$-	$260,493,872

Liabilities
Derivative liability, net	$-	$-	$-	$-
Warrant liability	-	97,450	-	97,450

Total liabilities measured at fair value	$-	$97,450	$-	$97,450

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Note 16. Fair Value Measurements (continued)

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

Fixed Assets and Other

At December 31, 2025, the Company had outstanding orders to purchase manufacturing equipment, including injection molds, with a total remaining balance of approximately $1.6M (See Note 20).

Consulting Agreement

On August 28, 2025 (the Effective Date”), the Company entered into (i) a consulting agreement  (the “Consulting Agreement”) with Sol Edge Limited (the “Consultant”) pursuant to which the Consultant will provide consulting and related services to us with respect to our Treasury Policy and (ii) a strategic advisor agreement (the “Strategic Advisor Agreement”) with Sol Markets, a Cayman Islands exempt company (“Strategic Advisor”) pursuant to which the Strategic Advisor will provide strategic advice and guidance relating to our business, operations, growth initiatives and industry trends in the crypto technology sector. Based on terms of the Consulting Agreement the Company transferred stablecoin valued at $10M for the initial annual period. For the year ended December 31, 2025, the Company recorded an expense of $3.3 million for the services provided, as described above, from August 28, 2025 through December 31, 2025 with a remaining prepaid expense of $6.7M. For all future periods, we have agreed to pay the Consultant a monthly fee equal to 2% in the aggregate on amounts up to and including $1,000,000,000 in Account value, 1.75% in the aggregate on amounts above $1,000,000,000 up to and including $1,500,000,000 in Account value, and 1.5% in the aggregate on amounts above $1,500,000,000 in Account value as of such measurement date divided by 12, beginning on August 27, 2026. We have agreed to pay to the Consultant such fee, at its option, in the form of USDC, USDT, SOL, or some combination thereof.  Under the Strategic Advisor Agreement, the Strategic Advisor was issued warrants (See Note 12). Both the Consultant and the Strategic Advisor are wholly-owned and controlled by James Zhang, the brother of Alice Zhang, our Chief Investment Officer and Director.

This Consulting Agreement commenced on the Effective Date and shall continue in full force and effect for a term of 20 years (the “Term”), unless earlier terminated in accordance with Section 13(c). Thereafter, the Consulting Agreement may be renewed for additional periods as mutually agreed in writing by the Parties. If this Consulting Agreement is terminated by the Company for any reason during the Term, or if the Consultant terminates this Consulting Agreement due to a material breach by the Company, the Company shall pay to the Consultant, as liquidated damages and not as a penalty, an amount equal to all fees and other compensation that would have accrued to the Consultant under this Agreement from the date of termination through the end of the Term, paid monthly throughout the Term in accordance with the payment provisions herein.

Note 18. Segment Reporting

We determine operating segments based on metrics that our Chief Operating Decision Makers (“CODM”) review internally to manage our business, including resource allocation and performance assessment. In 2025, as a result of the previously mentioned treasury policy, management re-evaluated our segment reporting structure and determined that we now operate in two reportable segments other than our corporate activities. Our CODM regularly review financial results based on the two operating segments consisting of Medical Device Packaging and Digital Asset Treasury.

Medical Device: This segment is responsible for executing and managing the Company’s medical device sales and distribution business.

Digital Asset Treasury: This segment is responsible for executing and managing the Company’s treasury platform.

The CODM uses segment operating income (loss) to evaluate operating segment performance and allocate resources.

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Note 18. Segment Reporting (continued)

Segment income (loss) excludes the impact of income taxes, interest expense, and certain other income (expense) items, as these are managed at the corporate level. We do not prepare separate balance sheets by operating segment for the CODM, as assets are not evaluated as part of operating segment performance and resource allocation. We provide the CODM depreciation and amortization expense and impairment charges that are generated from operating segment-specific assets, as these are included in segment net (loss).

The accounting policies for the segment information are the same as described in Note 2 - Summary of Significant Accounting Transactions. Transactions between segments are reported as if each were a stand-alone business and are eliminated in consolidation. Historically, the Medical Device segment has included manufacturing. Accordingly, for the years ending December 31, 2025 and 2024 respectively, approximately $1.5 million and $2.3 million medical device segment expenses were included as part of discontinued operations. Certain payroll and consultant expenses were allocated among segments on the basis of the estimated percentage of time spent on each segment.

The following table presents the Company’s segment results for the year ended:

	TWELVE MONTHS ENDED DECEMBER 31,				TWELVE MONTHS ENDED DECEMBER 31,
	2025	2025	2025	2025	2024	2024	2024
	Medical Device Packaging	Digital Assets	Corporate	Consolidated	Medical Device Packaging	Corporate	Consolidated
Net Revenue	$204,120	-	-	204,120	$-	-	-
Cost of goods sold	198,576	-	-	198,576	-	-	-
Cost of goods - inventory reserve	418,869	-	-	418,869	-	-	-
Total cost of goods sold	617,445	-	-	617,445	-	-	-
Gross Margin (Loss)	(413,325)	-	-	(413,325)	-	-	-

Staking Revenue	-	6,805,009	-	6,805,009	-	-	-

Operations:
Warrant issuance – related party	-	101,331,513	-	101,331,513	-	-	-
Consulting fees – related parties	-	3,433,333	-	3,433,333
Selling, general and administrative	132,539	1,079,853	14,839,676	16,052,069	472,604	4,563,763	5,036,367
Research and development	198,762	-	-	198,762	531,233	-	531,233
Unrealized loss on digital assets	-	152,952,163	-	152,952,163	-	-	-
Realized loss on digital assets	-	1,286,284	-	1,286,284
Digital asset transaction expenses	-	872,934	-	872,934	-	-	-
Total operating expenses	331,301	260,956,081	14,839,676	276,127,058	1,003,837	4,563,763	5,567,600

Loss from operations	(744,626)	(254,151,072)	(14,839,676)	(269,735,373)	(1,003,837)	(4,563,763)	(5,567,600)

Other income (expense):
Interest income (expense)	-	(20,556)	(396,105)	(416,660)	-	(1,664,712)	(1,664,712)
FMV adjustment on warrants	-	-	4,803,098	4,803,098	-	3,016,936	3,016,936
Realized loss on derivatives	-	(4,986,500)	-	(4,986,500)	-	-	-
Other income (expense):	-	-	-	-	-	(1,009,891)	(1,009,891)
Total Other income (expense)	-	(5,007,056)	4,406,993	(600,063)	-	342,333	342,333
Loss from Continuing Operations	(744,626)	(259,158,127)	(10,432,683)	(270,335,436)	(1,003,838)	(4,221,429)	(5,225,266)

Discontinued Operations:
Loss from discontinued operations	(11,220,342)	-	-	(11,220,342)	(4,100,935)	-	(4,100,935)
Loss on disposal	(1,078,348)	-	-	(1,078,348)	-	-	-
Income tax benefit	132,000	-	-	132,000	30,000	-	30,000
Loss from Discontinued Operations	(12,166,690)	-	-	(12,166,690)	(4,070,935)	-	(4,070,935)
Net Loss	(12,911,316)	(259,158,127)	(10,432,683)	(282,502,126)	(5,074,772)	(4,221,429)	(9,296,201)

Total Consolidated Assets	$849,388	$257,253,661	$10,972,124	$269,075,173	$564,029	$2,311,513	$2,875,542

Note: Net Loss by Segment includes Corporate, although not a reportable segment, only for reconciliation to the consolidated statement of operations.

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Note 19. Discontinued Operations

On October 6, 2025, the Company entered into definitive agreements, including a bill of sale, assignment and assumption agreement providing for the transfer by the Company of certain assets, and a contract for the transfer of business share providing for the assignment by the Company of all of the Company’s right, title and interest in and to the issued and outstanding shares of Safegard Medical Kft, the Hungarian subsidiary, which is reflected in the accompanying financial statements as a discontinued operation.

Loss from discontinued operations for 2025 and 2024 was as follows:

	December 31,	December 31,
	2025	2024
Net revenue	$102,224	$-
Cost of goods sold	$758,664	$-
Cost of goods - inventory reserve	$1,532,813	$-
Gross Margin (Loss)	$(2,189,253)	$-

OPERATING EXPENSES:
Selling, general and administrative	$2,004,097	$2,118,581
Research and development	$53,376	$170,529
Fixed asset impairment	$7,497,669	$1,770,000
Total Operating Expenses	$9,555,142	$4,059,110

OTHER INCOME (EXPENSE):
Foreign currency and other	$524,052	$(41,825)
Loss on disposal	$(1,078,347)	-
Total Other Income (Expense)	$(554,295)	$(41,825)
Loss before income taxes (benefit)	$(12,298,690)	$(4,100,935)
Income tax benefit	$132,000	$30,000
Net loss from Discontinued Operations	$(12,166,690)	$(4,070,935)

The major components of assets and liabilities related to discontinued operations are summarized below:

	December 31,	December 31,
	2025	2024
Cash and cash equivalents	$-	$109,239
VAT receivable	-	102,493
Inventory, net	-	1,328,841
Prepaid expenses and other current assets	-	5,358
Fixed assets, net	-	2,859,772
Other assets	-	32,503
Total assets related to discontinued operations	-	4,438,206

Accounts payable	-	283,392
Deferred tax liability	-	132,000
Total liabilities related to discontinued operations	-	415,392

The following table provides information for loss on disposal of discontinued operation for the year ended December 31, 2025:

Total consideration	$-	$-
Net assets of discontinued operations	(1,078,347)	-
Loss on disposal	(1,078,347)	-

Also related to the discontinued operation, as of December 31, 2025, the Company had approximately $1.6M in remaining commitments for machinery purchases. These commitments were subsequently assumed by a third party in March 2026 (See Notes 17 and 20).

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Note 20. Subsequent Events

Share Repurchases

Pursuant to the 2025 Repurchase Program, from January to March 2026, the Company repurchased a total of 867,678 shares of its common stock at a cost of $1,571,507, not including fees of $17,354.

Lock-up Agreement

On January 15, 2026, the “Company entered into a lock-up agreement with the Strategic Advisor, pursuant to which, for a period of 90 days from the date thereof, the Strategic Advisor has agreed not to offer, sell, contract to sell, hypothecate, pledge or otherwise dispose of any shares of common stock of the Company or securities convertible, exchangeable or exercisable into, shares of common stock of the Company beneficially owned, held or hereafter acquired by the Strategic Advisor.

Transfer of Purchase Commitments

During March 2026, the Company entered into novation agreements with several parties for the transfer of the remaining equipment purchase commitments related to the discontinued operation totaling approximately $1.6M to a third party, with a full release of the Company from any and all obligations.

Margin Loan Repayment

The margin loan of $3,084,931 outstanding at December 31, 2025 was repaid on February 17, 2026 and the related collateral of 40,000 SOL was released.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2025 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2025, were effective at the reasonable assurance level.

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

In the course of preparing this Report and the Consolidated Financial Statements included herein, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commissions (COSO) in the Internal Control-Integrated Framework (2013). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2025 our internal control over financial reporting was effective. Management has reviewed its assessment with the Audit Committee.

Changes in Internal Control over Financial Reporting

The following are changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Annual Report on Form 10-K:

During the year covered by this Annual Report on Form 10-K, as a result of the adoption of the Digital Assets platform, additional controls around safeguarding of assets, the evaluation of the completeness and accuracy of the data and management’s review procedures over proper accounting and disclosures have been implemented.

The Company’s former CFO resigned effective December 31, 2025 and the Company’s VP Finance resigned effective February 17, 2026. On February 17, 2026, the Company engaged a consultant with significant experience in public company financial reporting to serve as its Interim CFO.

Except as noted above, there have been no changes in our internal control procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the quarter ended December 31, 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement”.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table provides information regarding our executive officers and directors as of the date of this Form 10-K:

Name	Age	Position(s)
Executive Officers:
Paul K. Danner	68	Principal Executive Officer, Interim Principal Financial Officer and Chairman
Yuwen (Alice) Zhang	34	Chief Investment Officer and Director
Arthur Levine	68	Interim Chief Financial Officer

Non-Executive Directors
Soren Bo Christiansen, MD	71	Director
Timothy J. Ruemler	68	Director
Jason Monroe	40	Director

Executive Officers

Paul K. Danner

Paul K. Danner, a member of the Board of Directors since joining the Company in September 2021, Chairperson of the Audit Committee through June 29, 2025, Executive Chairman effective, June 30, 2025, Principal Executive Officer effective August 24, 2025 and Interim Principal Financial Officer effective December 31, 2025. Since 2013, Mr. Danner has been chief financial and administrative officer of PAY2DAY Solutions, Inc. dba Authvia, a FinTech software developer that provides merchants and consumers with a cloud-based CPaaS (Communications Platform as a Service) platform capable of providing end-to-end payment flows, billing, consumer management, payment analytics, and consumer insights. From 2016 to 2018, Mr. Danner was chief executive officer of Alliance MMA, Inc., which was a mixed martial arts organization offering promotional opportunities for aspiring mixed martial arts fighters. As a senior business leader, Mr. Danner has served three Nasdaq-listed companies as the senior corporate executive. Additionally, he has acquired extensive Board of Director expertise through six separate appointments totaling more than twenty-five years with three Nasdaq and OTCQB listed companies including Chairman, Corporate Secretary and Audit Committee assignments, as well as two development-stage ventures and one not-for-profit enterprise. Mr. Danner served as a Naval Aviator flying the F-14 Tomcat, and subsequently as an Aerospace Engineering Duty Officer supporting the Naval Air Systems Command, for 8 years on active duty plus 22 years with the reserve component of the United States Navy. He retired from the Navy in 2009 with the rank of Captain. Mr. Danner earned a BS degree in Business Finance from Colorado State University, and he holds an MBA from the Strome College of Business at Old Dominion University. Mr. Danner’s executive and marketing experience qualify him to serve on our board of directors.

Yuwen (Alice) Zhang

Yuwen (Alice) Zhang, Chief Investment Officer and Director effective August 25, 2025. Ms Zhang is the Co-Founder of Jambo, the first web3 phone with a built-in decentralized app store. scaled distribution to 120+ countries, launching the largest mobile network on Solana. Ms. Zhang previously co-founded Avalon Capital, a global fund of funds specializing in digital assets and technology. Ms. Zhang is an experienced investor and partner of many top digital asset industry leaders. Ms. Zhang received her Bachelor of Arts in Financial Economics from Columbia University.

Arthur Levine

Arthur Levine has been the Company’s Interim Chief Financial Officer since February 17, 2026. He has provided fractional and interim consulting services from 2023 to 2026 to companies in various industries at various stages of growth. From March 2021 to July 2023, Mr. Levine served as the Chief Financial Officer of NextNRG, Inc (f.k.a EzFill Holdings) (NASDAQ: NXXT), a mobile fueling company. From 2014 to 2020, Mr. Levine served as the Chief Financial Officer of Sensus Healthcare (NASDAQ: SRTS), a medical device company. Mr. Levine received his Bachelor of Science degree from The Wharton School of the University of Pennsylvania and is a Certified Public Accountant.

Non-Executive Directors

Dr. Soren Bo Christiansen

Soren Bo Christiansen, Chairperson of the Nominating Committee effective June 30, 2025, Chairman of the Board of the Company through June 29, 2025, joined the Company in April 2018 as a Board member, became Chairman of the Board in December 2018 (Co-Chairman from 2021 to July 2023 and Chairman effective August 2023), and was CEO from April 2019 until he stepped down in September 2021. Dr. Christiansen worked for Merck & Co. Inc. for 30 years in Denmark, USA and Switzerland. He was Sr. VP Merck Vaccines (head of the Global Commercial division), President Eastern Europe, Middle East & Africa and during the last four years of his career, he was President for Europe, Middle East, Africa and Canada. He holds a medical degree from University of Copenhagen Denmark. Dr. Christiansen’s medical and pharmaceutical knowledge and experience qualifies him to serve on our board of directors.

Timothy J. Ruemler

Timothy J. Ruemler, a member of the Board of Directors since joining the Company in September 2021, Chairperson of the Audit Committee effective June 30, 2025 and Chairperson of the Nominating Committee through June 30, 2025, He was division President SW Florida for Centex Homes from 1993 to 2007, where he was responsible for all aspects of the Real Estate division’s activities. Mr. Ruemler has been retired since 2007. While at Centex Homes, Mr. Ruemler also held the positions of Sales Manager, Construction Manager, Controller, and Assistant Controller for the Naples, Raleigh and Tampa divisions from 1986 until 1993. Prior to his career at Centex Homes, he held auditor positions. He holds a BS in Accounting from Indiana State University. Mr. Ruemler’s business operational experience qualify him to serve on our board of directors.

Jason L. Monroe

Jason L. Monroe, a member of the Board of Directors since joining the Company in April 2022 and serves as Chairperson of the Compensation Committee and has served on the Audit Committee and on the Nominating and Governance Committee through June 30, 2025. Mr. Monroe has been sales manager at CVS Health since 2016 and was a pharmacy manager at CVS Health from 2014 to 2015. He was Adjunct Professor for Pharmacy Technician program at Houston Community College from 2017 to 2019. Mr. Monroe received a PharmD from the Texas Southern University College of Pharmacy & Health Science and a BS from Prairie View A&M University. Mr. Monroe’s healthcare experience qualifies him to serve on our board of directors.

Board Composition

Our board currently consists of five directors: Paul K. Danner, Alice Zhang, Soren Bo Christiansen, Timothy J. Ruemler, and Jason L. Monroe. Mr. Christiansen, Mr. Ruemler and Mr. Monroe are “independent directors” within the meaning of the Listing Rules of the Nasdaq Stock Market.

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

Committees of our Board of Directors

We have established an Audit Committee, a Compensation Committee and a Nominating and Governance Committee, or any committees performing similar functions. We have an audit committee that consists of Timothy Ruemler, Jason Monroe and Soren Christiansen, a compensation committee that consists of Jason Monroe, Timothy Ruemler and Soren Christiansen and a nominating committee that consists of Soren Christiansen, Timothy Ruemler and Jason Monroe.

Audit Committee

The members of our Audit Committee currently are Timothy Ruemler, Chairperson, Jason Monroe and Soren Christiansen. Our Board has determined that all members of the Audit Committee (i) are independent directors (as currently defined in Rule 5605(a)(2) of the Nasdaq Listing Rules); (ii) meet the criteria for independence set forth in Rule 10A-3(b)(1) under the Exchange Act; (iii) have not participated in the preparation of the financial statements of the Company or any current subsidiary of the Company at any time during the past three years; and (iv) are able to read and understand fundamental financial statements. Our Board has also reviewed the education, experience, and other qualifications of each member of the Audit Committee. Based upon that review, our Board has determined that Mr. Ruemler qualifies as an “audit committee financial expert” as defined in Item 407 of Regulation S-K.

The Audit Committee is governed by a written charter approved by the Board and provides assistance to the Board in fulfilling the Board’s responsibility to the Company’s stockholders relating to the Company’s accounting and financial reporting practices and system of internal control, the audit process, the quality and integrity of the Company’s financial reporting, and the Company’s process for monitoring compliance with laws and regulations and its code of conduct. The functions of the Audit Committee include, among other things:

●	Approving and retaining the independent auditors to conduct the annual audit of our financial statements;

●	Reviewing the proposed scope and results of the audit;

●	Reviewing and pre-approving audit and non-audit fees and services;

●	Reviewing accounting and financial controls with the independent auditors and our financial and accounting staff;

●	Reviewing and approving transactions between us and our directors, officers and affiliates;

●	Recognizing and preventing prohibited non-audit services;

●	Establishing procedures for complaints received by us regarding accounting matters;

●	Overseeing internal audit functions, if any; and

●	Preparing the report of the audit committee that the rules of the SEC require to be included in our annual meeting proxy statement.

Both our independent registered public accounting firm and internal financial personnel regularly meet privately with our Audit Committee and have unrestricted access to the Audit Committee.

Our Audit Committee complies with all applicable requirements of the SEC and the listing requirements of Nasdaq. We intend to comply with future requirements to the extent they become applicable to us.

Compensation Committee

The members of our Compensation Committee currently are Jason Monroe, Chairperson, Timothy Ruemler and Soren Christiansen. Our Board has determined that Messrs. Ruemler, Christiansen, and Monroe are independent in accordance with Nasdaq Rules.

The Compensation Committee is governed by a written charter approved by the Board. Under its charter, the Compensation Committee may form, and delegate authority to, subcommittees, as appropriate. The Compensation Committee will annually review and approve corporate goals and objectives relevant to Principal Executive Officer compensation, evaluate the Principal Executive Officer’s performance in light of those goals and objectives, and recommend to the Board the Principal Executive Officer’s compensation levels based on this evaluation. The Compensation Committee will also annually review and make recommendations to the Board with respect to compensation of our non-employee directors and executive officers other than the Principal Executive Officer. The functions of the Compensation Committee include, among other things:

●	Reviewing and recommending the compensation arrangements for management, including the compensation for our Principal Executive Officer;

●	Establishing and reviewing general compensation policies with the objective to attract and retain superior talent, to reward individual performance and to achieve our financial goals; and

●	Administering our stock incentive plans.

The composition of our Compensation Committee complies with all applicable requirements of the SEC and the listing requirements of Nasdaq. We intend to comply with future requirements to the extent they become applicable to us.

Nominating and Governance Committee

The members of our Nominating and Governance Committee currently are Soren Christiansen, Chairperson, Timothy Ruemler and Jason Monroe. The Board has determined that Messrs. Christiansen Ruemler and Monroe are independent in accordance with Nasdaq Rules.

The Nominating and Governance Committee is governed by a written charter approved by the Board. The functions of the Nominating and Governance Committee include, among other things:

●	Evaluating the current composition, organization and governance of the board and its committees, and making recommendations for changes thereto;

●	Reviewing each director and nominee annually;

●	Determining desired board member skills and attributes and conducting searches for prospective members accordingly;

●	Evaluating nominees, and making recommendations to the Board concerning the appointment of directors to board committees, the selection of board committee chairs, proposal of the slate of directors for election to the board, and the termination of membership of individual directors in accordance with the Board’s governance principles;

●	Developing, adopting and overseeing the implementation of a code of business conduct and ethics; and

●	Administering the annual board performance evaluation process.

The composition of our Nominating and Corporate Governance Committee complies with all applicable requirements of the SEC and the listing requirements of Nasdaq. We intend to comply with future requirements to the extent they become applicable to us.

Strategic Advisory Committee

The members of our Strategic Advisory Committee currently are Mr. Paul K. Danner and Ms. Yuwen (Alice) Zhang, with Yuwen (Alice) Zhang as the chairman of the committee. Our Strategic Advisory Committee’s responsibilities include guiding the company’s approach to digital assets, among other related matters

Code of Business Conduct and Ethics

We have a Code of Business Conduct and Ethics (the “Code”) which applies to all of our directors, officers and employees. The full text of our Code will be posted on our website under the Investor Relations section. We intend to disclose future amendments to, or waivers of, our Code, as and to the extent required by SEC regulations, at the same location on our website identified above or in public filings. Information contained on our website is not incorporated by reference into this filing, and you should not consider information contained on our website to be part of this filing.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executives has, during the past ten years, been involved in any legal proceedings in subscription (f) of Item 401 of Regulation S-K.

Insider Trading Policy

On November 7, 2025, we adopted amended and restated insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by directors, officers, and employees, which are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq listing standards (the “Insider Trading Policy”).

The foregoing description of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of the Insider Trading Policy, a copy of which is attached hereto as Exhibit 19.1 and is incorporated herein by reference.

Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act, as amended, requires our directors and certain of our officers, as well as persons who own more than 10% of a registered class of our equity securities (“Reporting Persons”), to file reports with the SEC. To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, all Section 16(a) filing requirements applicable to officers, directors and greater than ten percent shareholders, except Yuwen (Alice) Zhang and Annemarie Tierney.

Director Independence

Our Board has reviewed the independence of our directors, applying the Nasdaq independence standards. Based on this review, the Board determined that each of Soren Bo Christiansen, Timothy J. Ruemler, and Jason L. Monroe are “independent” within the meaning of Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules. In making this determination, our Board considered the relationships that each of these non-employee directors has with us and all other facts and circumstances our board deemed relevant in determining their independence.

Item 11. Executive Compensation

The amounts below represent the compensation awarded to or earned by or paid to our named executive officers who had total compensation of at least $100,000 for the years ended December 31, 2025 and 2024.

Summary Compensation Table

Name and Principal Position	Calendar Year	Salary or Consulting $	Bonus $	Stock Awards $	Other Payments $	Option Awards $	Total

Robert M. Hayes (1)	2025	$1,632,545	150,000	-	890	$547,010	$2,330,445
	2024	$600,000	-	-	890	$23,790	$624,680

Paul K. Danner (2)	2025	$250,125	1,000,000	-	-	$2,207,880	$3,458,005
	2024	$-	-	-	-	$-	$-

Yuwen (Alice) Zhang (3)	2025	$212,500	-	-	-	$2,759,850	$2,972,350
	2024	$-	-	-	-	$-	$-

Andrew R. Crescenzo (4)	2025	$259,896	83,750	-	11,040	$220,788	$575,474
	2024	$225,000	-	-	11,040	$ 15 ,860	$251,900

(1)	Mr. Hayes resigned from his role as chief executive officer effective August 23, 2025. Salary includes $1.2 million severance. Other payments reflect life insurance reimbursed.
(2)	Mr. Danner has served as Director since 2021, was appointed Executive Chairman on June 30, 2025 and on August 25, 2025 was appointed Principal Executive Officer and continues to serve as a Director.
(3)	Ms. Zhang was appointed Chief Investment Officer and Director on August 25, 2025.
(4)	Mr. Crescenzo served as the Chief Financial Officer of the Company until December 31, 2025. Other payments reflect reimbursement for medical insurance.
(5)	See Note 11 to the audited financial statements for assumptions used in valuation of equity awards.

Executive Employment Agreements

On November 10, 2023, the Company executed an Employment Agreement with Robert Hayes, its Principal Executive Officer amending the employment letter dated September 6, 2021. The agreement term automatically renews for successive one-year terms as of the commencement date unless prior written notice by either party within ninety days prior to end of the current term. The agreement provides for termination of employment and severance benefits under stated conditions and restrictive covenants. The agreement provides for annual compensation retroactive to June 1, 2023 of $600,000 from $400,000 and a stated increase with the successful acquisition of InjectEZ and other terms of the acquisition agreement (See Note 5). The agreement provides for bonus compensation for: (i) closing the Nephron acquisition agreement, (ii) long-term incentives for achieving revenue targets and market caps for the Company’s stock and (iii) other Company achievements. In addition, the agreement provides for benefits and paid time off.

On August 22, 2025, the Company entered into a separation and release agreement (the “Separation Agreement”), pursuant to which Mr. Hayes will receive a lump sum cash payment of $1,200,000, together with Company paid-for healthcare coverage benefits for up to 18 months. Following August 23, 2025, Mr. Hayes will be paid or provided all accrued but unpaid base salary and accrued paid time off (“PTO”) and approved unreimbursed business expenses through the Separation Date. In addition, Mr. Hayes will be entitled to all benefits accrued up to the Separation Date, to the extent vested, under all employee benefit or bonus plans of the Company in which Mr. Hayes participates (except for any plan that provides for severance pay or termination benefits) in accordance with the terms of such plans, and any other amounts required to be paid pursuant to applicable law. The Company granted Mr. Hayes stock options to purchase 100,000 shares of Common Stock.

The Company is a party to an employment agreement, dated September 9, 2021 which was amended in August 2025, with Andrew R. Crescenzo, our chief financial officer. Under the amended agreement, Mr. Crescenzo’s an annual salary was $275,000 and he was awarded a $50,000 bonus payment upon his retirement at December 31, 2025.

On August 25, 2025, the Company entered into a formal employment agreement (the “Danner Employment Agreement”) with Paul K. Danner. Pursuant to the Danner Employment Agreement Mr. Danner will serve as the Principal Executive Officer of the Company. Mr. Danner’s term as the Company’s Executive Chairman and Principal Executive Officer began on August 24, 2025, and will continue until terminated by either party, subject to the terms of the Danner Employment Agreement (the “Term”). For his services, Mr. Danner will be paid $600,000 per annum. During the course of the Term, Mr. Danner will be eligible for (i) performance bonuses to be granted at the discretion of the Company’s Compensation Committee and (ii) to participate in the Company’s 2025 Equity Incentive Plan. The Danner Employment Agreement contains a perpetual confidentiality covenant as well as non-competition and employee and customer non-solicitation covenants that apply during the Term and for a period of one year following Mr. Danner’s termination.

On August 25, 2025, the Company entered into a formal employment agreement (the “Zhang Employment Agreement”) with Yuwen (Alice) Zhang, who has been appointed as the Company’s Chief Investment Officer and a Director of the Company, as of the date hereof. Pursuant to the Zhang Employment Agreement Ms. Zhang will receive a base salary (the “Base Salary”) of $600,000 per annum. The Base Salary shall be paid in accordance with the Company’s normal payroll practices for executive salaries generally, but no less often than monthly and shall be pro-rated for partial years of employment. For each calendar year ending during the employment period beginning with calendar year 2025, Ms. Zhang shall be eligible to earn a cash performance bonus (an “Annual Bonus”) under the Company’s bonus plan or program applicable to senior executives. Ms. Zhang shall be eligible to receive equity-based compensation award(s), as determined by the Board (or a subcommittee thereof), from time to time.

Compensation of Directors

The following table sets forth compensation we paid to our directors during the year ended December 31, 2025 (excluding compensation under the Summary Compensation table above).

	Fees Earned or Paid in Cash	Stock Awards	Option Awards	All Other Compensation	Total
Name	($)	($)	($)	($)	($)
Timothy J. Ruemler (1)	$47,500		$441,576		$489,076
Paul K. Danner (1,4)	$66,000		-		$66,000
Dr Soren Bo. Christiansen (2)	$54,000		$441,576		$495,706
Brenda Simpson (3)	$66,000		$109,402		$175,402
Jason Monroe	$47,500		$441,576		$489,076
Annemarie Tierney (5)	$18,750		$99,388		$118,138

(1)	Appointed as Directors in September 2021.
(2)	Served as CEO and Chairman of the Board through September 15, 2021. Effective September 16, 2021, served as Co-Chairman of the Board through May 1, 2024 and then appointed Chairman on May 2, 2024 and served through June 30, 2025.
(3)	Resigned as director effective August 23, 2025.
(4)	Executive Director services performed. (See Item 11 - Executive Compensation)
(5)	Appointed as Director at shareholder meeting in October 2025 and resigned as Director effective December 19, 2025. Option Award excludes $298,164 relating to unvested awards cancelled upon resignation.

Outstanding Equity Awards at Fiscal Year-End

The following table discloses information regarding outstanding equity awards granted or accrued as of December 31, 2025, for our named executive officers.

	Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Vested	Number of Securities Underlying Unexercised Options (#) Unvested	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock (#) that Vested	Market value of Shares or Units of Stock (#) that have not Vested

Andrew R. Crescenzo	40,000	-	6.52	8/22/20235	-	-
	13	-	1,881	4/26/2029	-	-
	4	-	9,042	1/25/2028	-	-
	2	-	7,986	5/2/2027	-	-
	3	-	46,200	9/30/2026	-	-

Paul K. Danner	300,000	100 ,000	6.52	8/22/2035	-	-
	38	-	1,881	4/26/2029	-	-
	14	-	9,042	1/25/2028	-	-
	2	-	7,986	5/2/2027	-	-
	4	-	46,200	9/15/2026	-	-

Yuwen (Alice) Zhang	375,000	125,000	6.52	8/22/2035	-	-

Equity Incentive Plan

On August 22, 2025, subsequent to the Board approval on July 15, 2025, the shareholders approved the Sharps Technology, Inc. 2025 Equity Incentive Plan (the “2025 Plan”), to provide for the issuance of up to 2,000,000 options and/or shares of restricted stock be available for issuance to officers, directors, employees and consultants.

On November 4, 2024 the Company’s Board of Directors initially adopted the 2024 Equity Incentive Plan (the “2024 Plan”), to provide for the issuance of up to 883 options and/or shares of restricted stock be available for issuance to officers, directors, employees and consultants. The 2024 Plan was approved by shareholders at the annual meeting on December 19, 2024.

On January 24, 2023, the Company’s Board of Directors initially adopted the 2023 Equity Incentive Plan (the “2023 Plan”), to provide for the issuance of up to 212 options and/or shares of restricted stock be available for issuance to officers, directors, employees and consultants. The 2023 Plan was subsequently updated to provide for the issuance of up to 530 options and/or shares of restricted stock. The 2023 Plan was approved by shareholders at the annual meeting.

During the year ended December 31, 2025, the Company granted ten-year options (the “Options”) to purchase a total of 1,935,000 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) to its directors, executive officers, employees and consultants pursuant to the Company’s 2025 Equity Incentive Plan. The Options are exercisable at an average price of $6.35 per share which was based on the closing price on the respective grant dates.

During the year ended December 31, 2024, the Company granted five-year options (the “Options”) to purchase a total of 211 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) to its directors, executive officers, employees and consultants pursuant to the Company’s 2023 Equity Incentive Plan. The Options are exercisable at an average price of $1,811 per share which was based on the closing price on the respective grant dates.

All of the aforementioned references to options have been effected for the 1 for 22 reverse stock split in October 2024 and the 1 for 300 reverse stock split in April 2025.

Clawback Policy

In accordance with SEC and Nasdaq requirements, we have adopted an executive compensation recovery policy regarding the adjustment or recovery of certain incentive awards or payments made to current or former executive officers in the event that we are required to prepare an accounting restatement due to material noncompliance with any financial reporting requirement under the securities laws. In general, the policy provides that, unless an exception applies, we will seek to recover compensation that is awarded to an executive officer based on the Company’s attainment of a financial metric during the three-year period prior to the fiscal year in which the restatement occurs, to the extent such compensation exceeds the amount that would have been awarded based on the restated financial results.

Compensation Committee Interlocks and Insider Participation

No member of the compensation committee will be a current or former executive officer or employee of ours or any of our subsidiaries. None of our executive officers serves as a member of the board of directors or compensation committee of any company that has one or more of its executive officers serving as a member of our compensation committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, as of March 24, 2026, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than ten (10%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group.

The table lists applicable percentage ownership based on 38,664,571 shares of common stock outstanding as of March 24, 2026. In addition, under the rules beneficial ownership include shares of our common stock issuable pursuant to the exercise of stock options and warrants that are either immediately exercisable or exercisable within 60 days of March 24, 2026. These shares are deemed to be outstanding and beneficially owned by the person holding those options or warrants for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

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

Name and address of beneficial owner	Number of shares of common stock beneficially owned (6)	Percentage of common stock beneficially owned
Directors and Executive Officers:
Yuwen (Alice) Zhang (1)	389,040	1.0
Dr. Soren Bo Christiansen (2)	60,061	*
Paul K. Danner (3)	300,057	*
Timothy J. Ruemler (4)	80,238	*
Jason Monroe (5)	60,016	*
Arthur Levine	-	*
Andrew R. Crescenzo (7)	10,026	*
All Directors and Officers as a Group	899,438	2.3%
5% Shareholders
Electric Capital Frontier Fund II, LP (8)	3,132,755	8.1%
Saba Capital Management, L.P. (9)	3,050,450	7.9%
Bastion Trading Limited (10)	3,615,046	9.3%
Solios, Inc. (11)	10,665,460	27.6%

*	Less than 1%.

(1)	Includes 375,000 shares underlying options and 14,040 shares owned by spouse.

(2)	Includes 60,037 shares underlying options.

(3)	Includes 300,057 shares underlying options.

(4)	Includes 60,020 shares underlying options.

(5)	Includes 60,016 shares underlying options.

(6)	Beneficial ownership does not include shares underlying options or other equity awards that are scheduled to vest more than 60 days after March 24, 2026

(7)	Includes 10,024 shares underlying options.

(8)	According to a Schedule 13G filed with the SEC on December 22, 2025 by Electric Capital Frontier Fund II, LP (“Frontier Fund II”), Electric Capital Frontier Fund GP II, LLC (“Frontier Fund GP”), Electric Capital Venture Fund III, LP (“Venture Fund III”), Electric Capital Venture Fund GP III, LLC (“Venture Fund GP”), and Electric Capital Partners, LLC (“Investment Manager”). The address of the principal business office for Frontier Fund II, Frontier Fund GP, Venture Fund III, Venture Fund GP, and Investment Manager is 855 El Camino Real, #13A-152, Palo Alto, California 94301.

(9)	According to a Schedule 13G/A filed with the SEC on January 23, 2026 by Saba Capital Management, L.P., a Delaware limited partnership (“Saba Capital”), Saba Capital Management GP, LLC, a Delaware limited liability company (“Saba GP”), and Boaz R. Weinstein. The address of the principal business office for Saba Capital, Saba GP, and Mr. Weinstein is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

(10)	According to a Schedule 13G filed with the SEC on January 26, 2026 by Bastion Trading Limited (“Bastion Trading”), Bastion Holdings Limited (“Bastion Holdings”), and Wei Zhu. The address of the principal business office for Bastion Trading, Bastion Holdings and Mr. Zhu is Office 4, Ground Floor, Parcel 134, Block 2837E, Road Town, Tortola, British Virgin Islands

(11)	According to a Schedule 13D/A filed with the SEC on February 23, 2026 by Solios, Inc., a Delaware corporation (“Solios”), FalconX Alpha, Inc., a Delaware corporation (“FalconX Alpha”), MNNC Capital Digital Asset Opportunities Master Fund LP, a Cayman Islands limited partnership (“MNNC Master Fund”), MNNC Capital Digital Opportunities BTC Master Fund LP, a Cayman Islands limited partnership (“MNNC BTC Master Fund”), MNNC Capital GP LLC, a Cayman Islands limited liability company (“MNNC GP”), Monarch Digital, Inc., a Cayman Islands exempted company (“Monarch Digital”), and FalconX Holdings Limited, a Cayman Islands exempted company (“FalconX Holdings”). The address of the principal business office for Solios, FalconX Alpha, MNNC Master Fund, MNNC BTC Master Fund, MNNC GP, Monarch Digital, and FalconX Holdings is 1850 Gateway Drive, 6th Floor, San Mateo, CA 94404.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than as set forth below and compensation arrangements, including employment, there have been no transactions since January 1, 2025, in which the amount involved in the transaction exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets as at the year-end for the last two completed fiscal years, and to which any of our directors, executive officers or beneficial holders of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest.

As of December 31, 2025 and 2024, accounts payable and accrued liabilities include $26,572 and $99,500, respectively, payable to officers, and directors of the Company. The amounts are unsecured, non-interest bearing and are due on demand.

Consulting services provided by Sol Edge Limited (“Consultant”) for the fiscal year ending December 31, 2025 was $3,333,333. At December 31, 2025, the Company recorded a prepaid expense of $6,666,667 relating the annual payment under the Consulting Agreement.

In connection with a strategic advisory consulting agreement entered into on August 28, 2025, with Sol Markets, (the “Strategic Advisor”) a related party, the Company issued warrants to purchase 6,321,367 shares of the Company’s Common Stock. The FMV of the warrants recorded for the year ended December 31, 2025, which was computed based on the market value of the underlying common stock, was $101.3 million.

The Company also incurred an expense of $100,000 in 2025 pursuant to a consulting agreement with Sol Markets for marketing services.

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

Item 14. Principal Accounting Fees and Services

Fees for services performed by PKF O’Connor Davies (PKF) during the years ended December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Audit fees	$478,000	$230,650
Audit related fees	-	-
Total	$478,000	$230,650

Audit Fees are fees paid by the Company to PKF in 2025 and 2024 for professional services for the audit of the Company’s financial statements included in the Form 10-K, review of financial statements included in the Form 10-Qs and for services related to registration statements and other filings.

Audit-Related Fees

There were no audit related fees for the years ended December 31, 2025 and 2024.

All Other Fees

We did not pay PKF for any other services for the years ended December 31, 2025 and 2024.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our IPO. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our Board of Directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statement Schedules

a) Financial Statements

1)	Financial statements for our Company are listed in the index under Item 8 of this document.

2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

b) Exhibits

Exhibit Number	Description
1.1	Form of Underwriting Agreement (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed on January 30, 2025)
3.1	Articles of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1; No. 333-263715, as amended, originally filed with the Securities and Exchange Commission on March 18, 2022)
3.6	Certificate of Amendment to Certificate of Incorporation filed April 25, 2025 (incorporated by reference to Exhibit 3.1 of the current report on Form 8-K filed on April 30, 2025)
3.7	Certificate of Designation of Series D Preferred Stock, dated July 16, 2025 (incorporated by reference to Exhibit 3.1 of the current report on Form 8-K filed on July 18, 2025)
3.8	Certificate of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the current report on Form 8-K filed on August 25, 2025)
3.9	Amended and Restated Bylaws (incorporated by reference to Ex 3.1 of the current report on Form 8-K filed on January 16, 2026)
4.1	Description of Securities.
4.2	Form of pre-Funded Warrants (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed on January 30, 2025)
4.3	From of Series A Warrant (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed on January 30, 2025)
4.4	From of Series B Warrant(incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed on January 30, 2025)
4.5	Form of Cash Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed on August 25, 2025)
4.6	Form of Cryptocurrency Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed on August 25, 2025)
4.7	Form of Cash Stapled Warrant (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed on August 25, 2025)
4.8	Form of Cryptocurrency Stapled Warrant (incorporated by reference to Exhibit 4.4 of the current report on Form 8-K filed on August 25, 2025)
4.9	Form of First Amendment to Series A Warrant (incorporated by reference to Exhibit 4.5 of the current report on Form 8-K filed on August 25, 2025)
4.10	Strategic Advisor Warrant (incorporated by reference to Exhibit 4.6 of the current report on Form 8-K filed on September 2, 2025)

Exhibit Number	Description
10.1	2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.36 of the Registrant’s Registration Statement on Form S-1; 333-284237, originally filed on January 22, 2025)
10.2	Subscription and Investment Representation Agreement, dated July 16, 2025, by and between Sharps Technology, Inc. and Paul K. Danner (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed on July 18, 2025)
10.3	Form of Cash Securities Purchase Agreement, dated as of August 25, 2025, between Sharps Technology, Inc. and each Purchaser (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed on August 25, 2025)
10.4	Form of Cryptocurrency Securities Purchase Agreement, dated as of August 25, 2025, between Sharps Technology, Inc. and each Purchaser (incorporated by reference to Exhibit 10.2 of the current report on Form 8-K filed on August 25, 2025)
10.5	Form of Registration Rights Agreement, dated as of August 25, 2025, between Sharps Technology, Inc. and each Holder (incorporated by reference to Exhibit 10.3 of the current report on Form 8-K filed on August 25, 2025)
10.6	Employment Agreement with Yuwen (Alice) Zhang, dated August 25, 2025 (incorporated by reference to Exhibit 10.4 of the current report on Form 8-K filed on August 25, 2025)
10.7	Employment Agreement with Paul K. Danner, dated August 25, 2025 (incorporated by reference to Exhibit 10.5 of the current report on Form 8-K filed on August 25, 2025)
10.8	Separation Agreement between Sharps Technology, Inc. and Robert M. Hayes (incorporated by reference to Exhibit 10.6 of the current report on Form 8-K filed on August 25, 2025)
10.9	Strategic Advisor Agreement, dated August 28, 2025, between Sharps Technology, Inc. and Sol Markets (incorporated by reference to Exhibit 10.4 of the current report on Form 8-K filed on September 2, 2025)
10.10	Consulting Agreement, dated August 28, 2025, between Sharps Technology, Inc. and Sol Edge Limited (incorporated by reference to Exhibit 10.5 of the current report on Form 8-K filed on September 2, 2025)
10.11	Sales Agreement, dated as of September 2, 2025, by and among the Company, Cantor Fitzgerald & Co., and Aegis Capital Corp. (incorporated by reference to Exhibit 1.1 of the current report on Form 8-K filed on September 2, 2025)
10.12	Form of Waiver and Consent, dated September 26, 2025 (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed on September 29, 2025)
10.13	Confidential settlement agreement and release, dated October 6, 2025 (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed on October 6, 2025)
10.14	Open Market Share Repurchase Agreement, dated October 6, 2025 (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed on October 9, 2025)
10.15	Lock-up Agreement, dated January 15, 2026, by and between Sharps Technology, Inc. and SOL Markets. (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed on January 16, 2026)
14.1	Amended and Restated Code of Ethics (incorporated by reference to Exhibit 14.1 of the current report on Form 8-K filed on January 16, 2026)
19.1	Insider Trading Policy
21.1	List of Subsidiaries
23.1*	Consent of PKF O’Connor Davies, LLP

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Securities Exchange Act, as amended, and 18 U.S.C. Section 1350.
97.1*	Compensation Recovery Policy (incorporated by reference to Exhibit 99.1 of the Registrant’s Annual Report on Form 10-K/A, filed on April 15, 2025)

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Definition Link

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.
+	Indicates management contract or compensatory plan.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 31st day of March 2026.

SHARPS TECHNOLOGY, INC.

By:	/s/ Paul K. Danner
Paul K. Danner
Principal Executive Officer, Interim Principal Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul K. Danner	Principal Executive Officer and Director	March 31, 2026
Paul K. Danner	(Principal Executive Officer and Interim Principal Financial and Accounting Officer)

/s/ Dr. Soren Bo Christiansen	Director	March 31, 2026
Dr Soren Bo Christiansen

/s/ Yuwen (Alice) Zhang	Director	March 31, 2026
Yuwen (Alice) Zhang

/s/ Timothy J. Ruemler	Director	March 31, 2026
Timothy J. Ruemler

/s/ Jason L. Monroe	Director	March 31, 2026
Jason L. Monroe

