Form 10-Q
period 2026-03-31
Sharps Technology Inc.
filed 2026-05-14
CIK 1737995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 8, 2026, 42,322,168 shares of the registrant’s common stock, par value $.0001 per share, were issued and outstanding.

2

Item 1. Financial Statements:

SHARPS TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
	(Unaudited)	(Audited)

Assets:
Current Assets
Cash	$12,320,547	$10,382,745
Accounts receivable – product trade	396,900	204,120
Accounts receivable – digital currency, net	321,571	507,842
Prepaid expenses – related party	4,166,667	6,666,667
Prepaid expenses and other current assets	716,790	475,869
Inventories, net	457,709	645,268
Total Current Assets	18,380,184	18,882,511

Digital commodities, at fair value	162,490,274	250,111,125
Fixed assets, net	58,833	81,167
Other assets	73,319	370
Total Assets	$181,002,610	$269,075,173

Liabilities:
Current Liabilities
Accounts payable	$1,581,488	$590,692
Accrued expenses and other	556,990	921,954
Margin loan	-	3,084,931
Warrant liability	80,742	97,450
Total Current Liabilities	2,219,220	4,695,027

Total Liabilities	2,219,220	4,695,027

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding (2025: 0)	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 40,290,005 issued, 39,422,326 outstanding at March 31, 2026 and 28,995,403 issued and outstanding at December 31, 2025	4,028	2,899
Additional paid-in capital	583,554,787	581,324,579
Treasury stock, at cost, 867,678 and 0 shares, respectively at March 31, 2026 and December 31, 2025	(1,588,861)	-
Accumulated deficit	(403,186,564)	(316,947,332)
Total Stockholders’ Equity	178,783,390	264,380,146
Total Liabilities and Stockholders’ Equity	$181,002,610	$269,075,173

The accompanying notes are an integral part of these financial statements.

SHARPS TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31

(UNAUDITED)

	2026	2025

Net Revenue	$192,780	$-
Cost of goods sold	202,578	-
Gross Margin (Loss)	(9,798)	-

Staking Revenue, net	3,134,109	-

Operating expenses:
Consulting fees – related party	2,500,000	-
Selling, general and administrative	5,053,320	1,364,295
Research and development	137,097	-
Unrealized loss on digital commodities	70,846,202	-
Realized loss on digital commodities	10,789,841	-
Digital commodity transaction expenses	63,821	-
Total Operating Expenses	89,390,281	1,364,295
Loss from Operations	(86,265,970)	(1,364,295)

Other Income (Expense):
Interest income (expense), net	10,038	(626,991)
Fair market value adjustment on warrants	16,708	4,618,889
Foreign currency loss	(8)	-
Other Income, net	26,738	3,991,898

Income (Loss) Before Provision for Taxes	(86,239,232)	2,627,603
Tax Provision	-	-
Income (Loss) from Continuing Operations	(86,239,232)	2,627,603

Discontinued Operations:
Loss from discontinued operations	-	(830,769)
Income tax benefit	-	132,000
Loss from Discontinued Operations	-	(698,769)

Net Income (Loss)	$(86,239,232)	$1,928,834

Income (loss) per share from Continuing Operations, basic and diluted	$(1.19)	$52.62
Loss per share from Discontinued Operations, basic and diluted	-	(13.99)
Net income (loss) per share, basic and diluted	$(1.19)	$38.63
Weighted average shares used to compute net income (loss) per share, basic and diluted	72,570,807	49,938

The accompanying notes are an integral part of these financial statements.

F-2

SHARPS TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31

(UNAUDITED)

	2026	2025
Net Income (Loss)	$(86,239,232)	$1,928,834

Other comprehensive income:

Foreign currency translation adjustments	-	292,573

Comprehensive Income (Loss)	$(86,239,232)	$2,221,407

The accompanying notes are an integral part of these financial statements.

SHARPS TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2025

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance – December 31, 2024	-	$-	6,827	$1	$36,418,041	$23,293	$(34,445,206)	$1,996,129
Net income for the three months ended March 31, 2025	-		-	-	-	-	1,928,834	1,928,834
Share-based compensation charges	-	-	-	-	44,383	-	-	44,383
Equity offering - January 2025	-	-	47,619	4	5,873,405	-	-	5,873,409
Warrant exercise – Series B cashless		-	431,395	43	(43)	-	-	-
Foreign currency translation	-	-	-	-	-	292,573		292,573
Balance – March 31, 2025	-	$-	485,841	$48	$42,335,786	$315,866	$(32,516,372)	$10,135,328

SHARPS TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(Unaudited)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance – December 31, 2025	-	$-	28,995,403	$2,899		$-	$581,324,579	$-	$(316,947,332)	$264,380,146
Net loss for the three months ended March 31, 2026									(86,239,232)	(86,239,232)
Share-based compensation charges							2,230,208			2,230,208
Share repurchase for treasury stock					(867,678)	(1,588,861)				(1,588,861)
Exercise of prefunded warrants			9,401,702	940						940
Exercise of warrants - related party			1,892,900	189						188
Balance – March 31, 2026	-	$-	40,290,005	$4,028	(867,678)	$(1,588,861)	$583,554,787	$-	$(403,186,564)	$178,783,390

The accompanying notes are an integral part of these financial statements.

SHARPS TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31

(UNAUDITED)

	For the quarter ended March 31, 2026	For the quarter ended March 31, 2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(86,239,232)	$1,928,834
Add: Loss from discontinued operations	-	698,769
Income (loss) from continuing operations	(86,239,232)	2,627,603
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	22,334	55,103
Stock-based compensation	2,230,208	44,383
Accretion of debt discount	-	708,390
Fair market value adjustment for warrants	(16,708)	(4,618,889)
Digital commodities received as staking revenues, net	(3,134,109)	-
Realized loss on digital commodities	10,789,841	-
Unrealized loss on digital commodities	70,846,202	-
Foreign exchange impact	-	(41,295)
Changes in operating assets:
Accounts receivable - trade & digital	(192,780)	68,573
Amortization of related party prepaid	2,500,000	-
Prepaid expenses and other	(240,922)	294,217
Inventory	187,559	196,654
Other assets	(72,949)	(383,253)
Accounts payable and accrued liabilities	643,434	(369,177)
Net cash used in operating activities	(2,677,122)	(1,417,691)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of digital commodities	9,288,716	-
Net cash provided by investing activities	9,288,716	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from offerings and warrant exercises	-	18,175,043
Share repurchase program	(1,588,861)	-
Repayment of debt financing	-	(4,222,012)
Repayment of margin loan	(3,084,931)	-
Net cash provided by (used in) financing activities	(4,673,792)	13,953,031

Effect of exchange rate changes on cash	-	(187,915)

NET INCREASE IN CASH - CONTINUING OPERATIONS	1,937,802	12,347,425

CASH FLOWS FROM DISCONTINUED OPERATIONS
Net cash used in operating activities - discontinued operations	-	(1,226,124)
Net cash used in investing activities - discontinued operations	-	(90,405)
NET DECREASE IN CASH - DISCONTINUED OPERATIONS	-	(1,316,529)

CASH — BEGINNING OF PERIOD	10,382,745	864,042
CASH — END OF PERIOD	$12,320,547	$11,894,938

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for taxes	-	-
Cash paid for interest	$19,229	-
Par value waived on warrant exercise	$1,129	-
OID interest	-	$875,000

The accompanying notes are an integral part of these financial statements.

SHARPS TECHNOLOGY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

Note 1. Description of Business

Nature of Business

Sharps Technology, Inc. (“Sharps” or the “Company”) is a medical device sales and distribution enterprise engaged in the marketing and distribution of syringe products and related drug-delivery systems. Previously, the Company was also focused on design and manufacture of a portfolio of conventional and safety syringes.

On August 24, 2025, the Company adopted a digital commodity treasury strategy focused on accumulating Solana (“SOL”), the native digital commodity of the Solana blockchain.

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

As of October 6, 2025, with the ownership transfer of Safegard Medical Kft complete, the Company discontinued all design and manufacturing endeavors to focus instead solely on marketing and distribution.

The accompanying condensed consolidated financial statements include the accounts of Sharps Technology, Inc. and its wholly owned subsidiaries, SOL Equity Limited and Sol Equity HK Limited, collectively referred to as the “Company.” All intercompany transactions and balances have been eliminated.

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

Significant accounting policies are described in the Company’s Form 10-K for the year ended December 31, 2025.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) and are expressed in U.S. dollars.

Significant accounting policies are described in the Company’s Form 10-K for the year ended December 31, 2025.

These unaudited Condensed Consolidated Financial Statements do not include all disclosures that are normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and should be read in conjunction with the audited Condensed Consolidated Financial Statements and the related notes included in the 2025 Annual Report. The condensed consolidated financial information as of December 31, 2025 included herein has been derived from the audited Condensed Consolidated Financial Statements in the 2025 Annual Report.

In the opinion of management, these Condensed Consolidated Financial Statements contain all adjustments (consisting of normal recurring adjustments, including eliminations of material intercompany accounts and transactions) considered necessary for a fair statement of the results presented herein. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2026.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are maintained with various financial institutions. At March 31, 2026 and December 31, 2025, the Company had cash of $12,320,547 and $10,382,745, respectively, and no cash equivalents.

Concentration of Credit Risk

The Company’s cash, USDC, certain digital commodities held, accounts receivable, and deposits are potentially subject to concentration of credit risk.

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

The Company holds USDC periodically as a liquidity resource facilitating transactions such as purchases, dispositions and payments. USDC is a payment stablecoin redeemable on a one-to-one basis for U.S. dollars and issued by Circle Internet Financial, LLC. (“Circle”). Circle’s the underlying reserves were held in cash, short-duration U.S. Treasuries, and overnight U.S. Treasury repurchase agreements within segregated accounts for the benefit of USDC holders. USDC is a current financial asset in the Condensed Consolidated Financial Statements.

The Company holds SOL, a digital commodity, as part of its Treasury Strategy. SOL is a digital commodity in the Condensed Consolidated Financial Statements. Our concentration in a single digital commodity exposes the Company to unique liquidity risks that may prevent the conversion of SOL into fiat currency or other assets when desired, particularly during periods of market stress.

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

SOL meets the criteria of ASU 2023-08 and would be considered an in-scope digital commodity. This is because it meets the definition of an intangible asset per the FASB codification, does not provide enforceable rights or claims to underlying goods, services, or other assets. Furthermore, SOL resides on a distributed ledger, is secured through cryptography, is fungible, and is not created or issued by the Company or its related parties.

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

Digital Commodities

Pursuant to ASU 2023-08, Intangibles — Goodwill and Other — Crypto Assets: Accounting for and Disclosure of Crypto Assets, codified into ASC subtopic 350-60, in-scope crypto assets are required to be measured at fair value in the condensed consolidated balance sheet, with gains and losses from changes in the fair value of such digital commodities recognized in the condensed consolidated statement of operations each reporting period. Under ASU 2023-08 in-scope crypto assets are considered to be indefinite-lived intangible assets. The in-scope crypto assets are initially measured at cost based on existing GAAP guidance per ASC 350-30. ASU 2023-08 also requires certain interim and annual disclosures for digital commodities within the scope of the standard. Sales and purchases of digital commodities are reflected as cash flows from investing activities in the condensed consolidated statements of cash flows.

The Company adopted this guidance effective August 25, 2025, the date of the Company’s first holding in digital commodities. SOL is measured using Level 1 inputs under ASC 820, based on quoted prices from the principal market unless otherwise restricted. ASC 820 defines “principal market” as the market with the greatest volume and level of activity for the asset or liability. The determination of the principal market (and, as a result, the market participants in the principal market) is made from the perspective of the reporting entity. The digital commodities held by the Company are traded on a number of active markets globally. The Company determines Coinbase as its principal market. The Company recognizes staking revenue by utilizing daily prices obtained from Coinbase at the end of the treasury operations day at 5pm ET (“Spot Price”).

A portion of the in-kind SOL invested as part of the Company’s August 2025 equity offering includes restrictions. These locked SOL will unlock over a period of time and once unlocked can be sold on several SOL exchanges.

While the tokens remain restricted, the locked SOL fair value will include a discount to the Spot Price for SOL for which the unrealized gain or loss is recognized. After reviewing the changes in the market price for these and similar locked SOL transactions, and the discount for in-kind SOL invested at the August 25, 2025 offering, the Company has elected to use 9% as the discount at March 31, 2026 and considers this a Level 2 input.

Once the SOL is unlocked, the fair value is measured at the end of the period at the market value without a discount. The reduction in discount applied to the locked SOL from 10% at December 31, 2025 to 9% at March 31, 2026 aligns with reducing the percentage as the locked SOL is closer to the maturity date. The Company’s Locked SOL averaged just under one year to maturity as of March 31, 2026.

Market Risk

The Company is exposed to SOL market risk related to our digital commodity holdings, which are impacted by the market value of the respective digital commodity held. We performed a sensitivity analysis assuming a hypothetical 10% change in the fair value of these digital commodities to demonstrate the potential impact on our financial results. A hypothetical 10% increase or decrease in market prices would have positively or negatively impacted our Income (loss) before income taxes by approximately $7.1 million   for the quarter ended March 31, 2026.

Foreign Currency Translation/Transactions

The Company has determined that the functional currency for its Hungarian subsidiary (included in discontinued operations) is the local currency. For financial reporting purposes, assets and liabilities denominated in foreign currencies were translated at current exchange rates and profit and loss accounts are translated at weighted average exchange rates. Resulting translation gains and losses are included as a separate component of stockholders’ equity as accumulated other comprehensive income or loss.

For the Company’s Hong Kong subsidiary Sol Equity HK Limited, the functional currency has been determined to be the US dollar. Gains or losses resulting from transactions entered into in other than the functional currency are recorded as foreign exchange gains and losses in the condensed consolidated statements of operations.

Basic and Diluted Loss Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the condensed consolidated statements of operations. Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Basic EPS during the quarter ended March 31, 2026 included 28,315,610 in outstanding pre-funded warrants and 4,428,467 in outstanding related party warrants exercisable at par value. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of March 31, 2026 and December 31, 2025, there were 97,904,847 and 109,219,449 (reverse split effected), respectively of stock options and warrants that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented.

Digital Commodities Revenue, Realized and Unrealized Gains and Losses

Acquisition of Digital Commodities

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

We acquire other digital commodities through purchases and record the average price paid as the cost basis.

Per ASC 350-60-45-2, gains and losses from the remeasurement of digital commodities shall be included in net income and presented separately from changes in the carrying value of other intangible assets. Pursuant to this guidance, changes in fair value are reflected on the income statement in the line item “Realized and unrealized (gain) loss on digital commodities” in the operations section of the condensed consolidated statements of operations. We measure changes in fair value as the difference between the cost basis and the prevailing market price of the digital commodity at the date of measurement, multiplied by the quantity held of the digital commodity.

These prices are independently analyzed, including comparisons to other exchanges and potential cut-off times.

For the derivative positions, the Custodians provide a period-end spot price for the open positions based on valuation models applied based on various inputs.

Remeasurement on a recurring basis

Subsequent to the acquisitions of SOL, remeasurement of change in fair value is done by taking the spot price as defined above on the last day of the period. Tokens are bifurcated between liquid and locked tokens. In the case of liquid tokens, the aggregate fair value is computed by taking the number of liquid and locked tokens and multiplying by the period-end spot price. As locked tokens become unlocked over time, they will be added to the count of liquid tokens and accordingly, make up less of that discount percentage over time when computing aggregate fair value on locked tokens. In the case of locked tokens, the aggregate fair value is computed by taking the number of locked tokens, discounted by the appropriate percentage, which as of December 31, 2025 was 10% and as of March 31, 2026 was 9%.

The 10% discount as of August 2025 was based on the initial investor discount in the August 2025 Offering and other quoted data, as well as historical purchases of locked SOL that management has made on behalf of the Company. The 9% discount as of March 31, 2026 is based on market quotations for locked SOL from brokers and interested purchasers. Management monitors this discount percentage and adjusts when appropriate. We performed a sensitivity analysis assuming a hypothetical 1% change in the discount to fair value of these digital commodities to demonstrate the potential impact on our financial results. A hypothetical 1% increase or decrease in the discount would have positively or negatively impacted our Income (loss) before income taxes by approximately $0.5 million for the quarter ended March 31, 2026.

Staking revenue

We earn staking rewards by delegating our digital commodities to third-party validators on proof-of-stake blockchain networks. These tokens remain under the Company’s control and are not derecognized, as the delegation does not constitute a transfer of control under ASC 610-20 or ASC 350-60.

While there is no explicit guidance under U.S. GAAP for staking activities, the Company applies the principles of ASC 606, Revenue from Contracts with Customers, by analogy. Management evaluates whether a contract exists, identifies the performance obligations, and determines whether the Company acts as a principal or agent in the transaction. The transaction price is measured at the fair value of the digital commodities received at the time control is obtained. Due to the evolving nature of blockchain protocols and limited regulatory guidance, management exercises significant judgment in evaluating validator reliability and the risk of slashing or forfeiture. Changes in protocol rules or accounting interpretations may materially impact how staking revenue is recognized and measured. SOL tokens held by the Company, whether liquid or locked, are eligible for staking. The Company evaluation has determined that it is the delegator and the Custodians, via agreements with validators, are the validators. Therefore, the Company recognizes the staking rewards on a net basis unless it is the validator. The Company believes that the Staking rewards variable revenue should be recognized when the staking rewards are received from the validator in the Company’s staking account.

Rewards are recognized as revenue as is earned at the end of each epoch (just under two day periods for SOL). The FMV of the revenue is calculated using the spot price of SOL at the end of the epoch. For locked SOL where the staking rewards inherit the maturity of their underlying token, the appropriate discount percentage is applied. This revenue is reported on the Statements of consolidated statement of operations under the line item “Staking Revenue.” Changes in fair market value of the staking revenue after the initial staking revenue is recognized are reflected on the condensed consolidated statement of operations as “realized and unrealized (gain) loss on digital commodities”.

Realized disposition of the digital commodities

To the extent such digital commodities may be disposed, unrealized gain or (losses) shall be reversed and realized gains or (losses) shall be recorded for the difference between FMV price at disposition and its cost. For sales of digital commodities, this would be the net transaction price. In the case of transfers of custody to third parties this is the spot price of the asset on the day of the transfer.

Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigations, fines and penalties and other sources are recognized when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal fees related to contingencies are expensed as incurred. Gain contingencies are not recognized until the gain is realizable or realized.

Discontinued Operations

The Company accounts for discontinued operations in accordance with ASC 205-20. A discontinued operation is a component of the Company that has been disposed of or classified as held for sale and represents a strategic shift that has (or will have) a major effect on the Company’s operations and financial results. Discontinued operations are reported separately net of taxes for all periods presented from continuing operations in the condensed consolidated statements of income for all periods presented. Assets and liabilities of discontinued operations are presented separately for all periods presented in the condensed consolidated balance sheets. The Company provides additional disclosures in the notes, including major classes of assets and liabilities, results of operations, and cash flows related to discontinued operations. Unless otherwise indicated, the information in the notes to the condensed consolidated financial statements refers only to the Company’s continuing operations.

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40). The new guidance requires disaggregated information about the entity’s type of expenses into certain categories. The Company will adopt the new standard in the annual reporting period beginning after December 15, 2026 and is evaluating the impacts of the new guidance on its disclosures within the condensed consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses, which provides for all entities with the option to elect a practical expedient that assumes that current conditions as of the balance sheet do not change for the remaining life of an asset, with respect to estimates of expected credit losses. This guidance is effective for annual reporting periods beginning after December 15, 2025 and interim periods within those annual reporting periods, with early adoption permitted and application of guidance prospectively. We adopted ASU 2025-05 during the first quarter of 2026 and the impact was not material.

Reclassification of Prior Period Presentation

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on previously reported total revenues, operating income (loss), net income (loss), or stockholders’ equity.

Note 3. Prepaid Expenses and Current Assets

Prepaid expenses and other current assets consisted of the following at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Insurance	$37,380	$394,854
Share repurchase escrow	411,289	-
Other	268,121	81,015
Total	$716,790	$475,869

Note 4. Inventories

Inventories, net consisted of the following at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Finished goods	$457,709	$645,268

Note 5. Fixed Assets

Fixed assets, net, as of March 31, 2026 and December 31, 2025, are summarized as follows:

	March 31, 2026	December 31, 2025
Computer systems, website and other	$290,661	$290,661
Less: accumulated depreciation	(231,828)	(209,494)
Fixed assets, net	$58,833	$81,167

Depreciation expense of fixed assets for the three months ended March 31, 2026 and 2025 was $22,334 and $22,334, respectively.

Note 6. - Investments in Digital Commodities

The following table summarizes digital commodities held for investment:

	March 31, 2026
	Units	Cost Basis	Fair Value
SOL	2,009,494	$386,288,639	$162,490,273

	December 31, 2025
	Units	Cost Basis	Fair Value
SOL	2,077,799	$403,063,288	$250,111,125

The Company recognizes digital commodities at fair value.

The aggregate fair value of our locked tokens is computed by taking the number of locked tokens and discounting the month-end spot price by the appropriate percentage (10% at December 31, 2025 and 9% at March 31, 2026). The Company valued the SOL treasury at $83.02 per liquid token and $75.55 per locked token at March 31, 2026 and $124.26 per liquid token and $111.83 per locked token at December 31, 2025.

The following table summarizes the Company’s digital commodity purchases, losses (gains) on digital commodities, and revenue from staking received for the three months ended March 31, 2026. 100,000 SOL were sold during the three months ended March 31, 2026 to fund operations.

	Three months ended March 31, 2026
Digital Commodity Units	SOL	Cost Basis $ USD	Realized Loss
Beginning digital commodities	2,077,799	$403,063,288
Dispositions of digital commodities	(100,000)	(20,078,557)	(10,789,841)
Staking rewards received	31,695	3,303,908
Ending Digital Commodities	2,009,494	386,288,639
Unrealized loss	-	(223,798,365)
Ending Digital Commodities	2,009,494	$162,490,274

The following table summarizes the composition of SOL held broken out by liquid and locked as of March 31, 2026 and December 31, 2025:

Number of SOL units	March 31, 2026	December 31, 2025
Liquid SOL	1,428,918	1,427,857
Locked SOL	580,576	649,942
Total	2,009,494	2,077,799

The Company had approximately 95% of its SOL treasury staked during the quarters ended March 31, 2026 and December 31, 2025, respectively. The Company maintains control over the delegated SOL tokens throughout the staking period. Although the tokens undergo a bonding process with validators, the Company retains the ability to initiate unbonding at any time for liquid SOL. Upon notification to the validator, the unbonding process begins, which typically takes up to two days. During this period, the tokens remain unavailable for transfer or sale on the open market. Validators do not gain control over the tokens in a manner that meets derecognition criteria. They cannot sell, pledge, or otherwise dispose of the tokens. As such, the Company continues to recognize the delegated SOL tokens as part of its digital commodity holdings.

The following table summarizes the unlocking schedule of SOL tokens currently locked as of March 31, 2026 and December 31, 2025:

Locked SOL Maturity	March 31, 2026	December 31, 2025
Through Year End 2026	233,622	307,728
Through Year End 2027	318,860	314,510
Through Year End 2028	28,094	27,704
Total	580,576	649,942

For the three months ended March 31, 2026, the Company incurred $63,821 in transaction costs relating to custodian and exchange fees.

The margin loan at December 31, 2025 of $3,084,931was repaid in February 2026 and the related collateral of 40,000 Solana was released.

Note 7. Debt Financing

On September 20, 2024, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) and a Senior Secured Note (the “Note”) for an aggregate principal amount of $4,375,000, including OID interest of $875,000 maturing on January 31, 2025, with certain purchasers (the “Purchasers”), and the issuance of approximately 864 (pre reverse - 259,091 ) unregistered shares of the Company’s Common Stock. The aggregate gross proceeds to the Company were approximately $3.5 million, before deducting fees to the placement agent and other offering expenses payable by the Company of $514,700 and an escrow deposit of $250,000 required until certain security liens were filed. The Note and the common stock were recorded at the relative fair values of $2.6M and $852,000, respectively, in accordance with ASC 470-20-25-2. The aforementioned expenses were allocated based on the aforementioned fair values as a reduction to the carrying amount of the debt and a reduction of the equity in accordance with ASC 505-10. In connection with the Securities Purchase Agreement and Note, the Company entered into a Registration Rights Agreement with the Purchasers (the “Registration Rights Agreement”), requiring the Company to file a resale registration statement (the “Registration Statement”) with the U.S. Securities and Exchange Commission (the “Commission”) to register the unregistered shares of Common Stock. within forty-five (45) calendar days following the filing date, which is thirty (30) days after the closing date. The Company filed the required resale registration statement on October 23, 2024. The note was repaid upon maturity during the first quarter of 2025.

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

In July 2024, the shareholders approved the increase of the authorized common stock from 100,000,000 to 500,000,000 shares, which was subsequently filed as an amendment to the articles of incorporation with the state of Nevada.

On October 7, 2024, at a special meeting of shareholders, the shareholders approved a proposal to authorize Sharps’ Board of Directors in its sole and absolute discretion, to file a certificate of amendment (the “Amendment”) to Sharps’ amended and restated certificate of incorporation to effect the reverse split at a ratio to be determined by the Board, not to exceed a 1-for-22 reverse split. A 1-for-22 reverse split was approved by the Board and was effective October 15, 2024. On April 23, 2025, under the Nevada Revised Statutes, the Board approved an Amendment to the Company’s Certificate of Incorporation with the State of Nevada to reduce the authorized shares from 500,000,000 to 1,666,667. The reduction in authorized shares, which was effective April 27, 2025, also effectuated a reverse stock split of the outstanding common shares at a ratio of 1-for-300. All share amounts, share prices and earnings per share have been adjusted to reflect the approved reverse stock splits.

On August 22, 2025, at the annual meeting of shareholders, the shareholders approved a proposal to authorize Sharps’ Board of Directors in its sole and absolute discretion, to file a certificate of amendment (the “Amendment”) to Sharps’ amended and restated certificate of incorporation to increase the authorized shares of common stock from 1,666,667 shares to 500,000,000 shares.

Common Stock

Securities Purchase Agreements

On August 25, 2025, Sharps Technology, Inc. (the “Company”) entered into securities purchase agreements (the “Cash Securities Purchase Agreements”) with certain accredited investors (the “Cash Purchasers”) pursuant to which the Company sold to the Cash Purchasers in a private placement offering (the “Cash Offering”) an aggregate offering of (i) 24,338,649 “Cash Shares”) of common stock of the Company, par value $0.0001 per share (the “Common Stock”), at an offering price of $6.50 per share (ii) and 14,038,463 pre-funded warrants (the “Cash Pre-Funded Warrants”) to purchase shares of Common Stock (the “Cash Pre-Funded Warrant Shares,”) at an offering price of $6.4999 per Pre-Funded Warrant, and (ii) stapled warrants (the “Cash Stapled Warrants,” and together with the Common Stock and Cash Pre-Funded Warrants, the “Cash Securities”) to purchase 41,054,034 shares of Common Stock (the “Cash Stapled Warrant Shares,”) at an exercise price of $9.75 per Cash Stapled Warrant. In the Cash Offering, the Cash Purchasers tendered any of U.S. dollars, USDC or USDT (or a combination thereof) to the Company as consideration for the Cash Shares, Cash Stapled Warrants and Cash Pre-Funded Warrants.

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

The gross proceeds from the Cash Securities Purchase Agreements and Cryptocurrency Securities Purchase Agreements aggregated $411M, which investors paid using the following currency: cash of $181M, locked SOL of $137M, unlocked SOL of $7M and stablecoin of $86M. The net proceeds of $403M reflect placement agent fees, legal fees, and expenses of $7.5M with the net proceeds, after reflecting par value, recorded in Additional Paid in Capital of $403M.

During the three months ended March 31, 2026, 9,401,702 Cash & Crypto Prefunded and 1,892,900 Strategic Advisor (related party) warrants were exercised with proceeds of $1,129 waived and covered by the Company.

On September 26, 2025, the Company entered into Waiver and Consent (the “Waiver and Consent”) with certain holders of the Company’s securities (who collectively beneficially owned at least 50.1% of the then outstanding Registrable Securities, as defined in the Registration Rights Agreement dated August 25, 2025 (the “Registration Rights Agreement”). The Waiver and Consent waived the compliance of the September 29, 2025 filing date and extended the deadline for the Company to file the initial resale registration statement with the Securities and Exchange Commission to the 60th calendar day following the Closing Date, as defined in the Registration Rights Agreement. The initial resale registration statement was filed on October 23, 2025. The final prospectus was filed on January 8, 2026.

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

During the year ended December 31, 2025, the Company issued approximately 2.2M shares of common stock under the Sales Agreement and received net proceeds from the Sales Offering of approximately $18.9M after fees paid to the Agents and other offering expenses of $998,000. During the three months ended March 31, 2026, there were no sales of shares under the Sales Agreement.

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

On August 25, 2025, the Company entered into an amendment (the “Series A Amendment”) with certain warrant holders which references the Series A Warrants (the “Existing Warrants”) in the amount of 328,196 shares of Common Stock, reflective of the reverse stock split, underlying the Existing Warrants. Pursuant to the Series A Amendment, the holders of the Existing Warrants agreed to reduce the exercise price of their Existing Warrants from $87.60 per share to $6.50 per share. Subsequent to the Series A Amendment, 315,805 of the Series A warrants were exercised and the Company received net proceeds of $1,954,547.

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

As a result of the August 2025 Series A Amendment, the outstanding 12,391 Series A warrants no longer met the liability classification under accordance with ASC 480 “Distinguishing Liabilities from Equity”. For the quarter ended March 31, 2026, the fair value adjustments relating to the Series B warrants aggregated $16,708.

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

Note 9. Preferred Stock

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

Note 10. Warrants

The warrants that are accounted for as liabilities in accordance with ASC 815-40, are presented as a Warrant liability in the accompanying condensed consolidated balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the condensed consolidated statement of operations.

The Warrant liability at March 31, 2026 and December 31, 2025 consists of the following:

	March 31, 2026	December 31, 2025
Trading and Overallotment Warrants	$47	$37
Note Warrants	1	1
Offering Warrants – May 2024	453	453
Offering Warrants – January 2025 – Series B	80,241	96,952
Total Warrant Liability	$80,742	$97,443

The Warrants outstanding at March 31, 2026 and December 31, 2025, reflective of the reverse split that occurred in on April 28, 2025, were as follows:

	March 31, 2026	December 31, 2025
Trading and Overallotment Warrants	1,335	1,335
Note Warrants	36	36
Offering Warrants – May 2024	453	453
Offering Warrants -January 2025 -Series A	12,391	12,391
Offering Warrants – January 2025 – Series B	5,307	5,307
Prefunded – cash and in kind	28,315,610	37,717,312
Cash and stapled warrants	63,213,672	63,213,672
Warrants issued to strategic advisor	4,428,467	6,321,367
Warrants issued for services arrangement	72,094	72,094
Total Warrants Outstanding	96,049,365	107,343,967

For the three months ended March 31, 2026 and 2025, the FMV gain adjustment, which is reflected in the FMV adjustment on Warrants in the Consolidated Statements of Operations was $16,708 and $4,618,889, respectively.

Note 11. Stock Options

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

A summary of options for the three months ended March 31, 2026 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding at beginning of period	1,875,482	$9.76	9.65
Granted	-	-	-
Forfeited/cancelled	(20,000)	6.60	9.75

Outstanding at end of period	1,855,482	$9.80	9.40

Exercisable at end of period	1,030,480	$10.80	9.40

For the three months ended March 31, 2026 and 2025, the Company recognized stock-based compensation expense of $2,230,208 and $44,383, respectively, which was recorded in general and administrative expense.

As of March 31, 2026 and December 31, 2025, there was $2,322,855 and $4,564,610, respectively, of unrecognized stock-based compensation related to unvested stock options, which is expected to be recognized over a weighted-average period of six months as of March 31, 2026.

At March 31, 2026, the stock options outstanding and the options exercisable have exercise prices that exceed the stock market price at March 31, 2026 and as such, no intrinsic value exists. Intrinsic value is defined as the difference between the exercise price of the options and the market price of the Company’s common stock.

Note 12. Income Taxes

At the end of each interim reporting period, the Company estimates its effective tax rate expected to be applied for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods. Accordingly, the Company’s effective tax rate for the three months ended March 31, 2026 and 2025 was 0% and 0%. The Company’s effective tax rates for both periods were affected primarily by permanent differences between financial reporting and tax accounting for warrants, as well as a full valuation allowance on net deferred tax assets. In addition, utilization of the U.S. net operating losses may be subject to substantial limitations in the event of a change of ownership under the provisions of Section 382 of the Internal Revenue Code. The Company has not performed an analysis, but the potential impact of any limitation would not be material to the financial statements due to the fact that the respective deferred taxes assets are fully offset by a valuation allowance.

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

As of March 31, 2026 and December 31, 2025, the liability for uncertain tax positions is zero and the Company believes that no liability for unrecognized tax benefits is required in relation to the potential for additional assessments.

Note 13. Related Party Transactions and Balances

As of March 31, 2026 and December 31, 2025, accounts payable and accrued liabilities include $107,209 and $26,572, respectively, payable to officers and directors of the Company. The amounts are unsecured, non-interest bearing and are due on demand, including both director fees and reimbursable expenses.

Consulting services provided by Sol Edge Limited (the “Consultant”) during the three months ended March 31, 2026 and 2025 was $2,500,000 and $0, respectively. At March 31, 2026 and December 31, 2025, the Company recorded a prepaid expense of $4,166,000 and $6,666,667, respectively, relating to the annual payment under the Consulting Agreement (See Notes 3 and 15).

The Consultant is wholly-owned and controlled by James Zhang, the brother of Alice Zhang, our Chief Investment Officer and director.

Note 14. Fair Value Measurements

The Company’s financial instruments include cash, accounts payable, notes payable and warrant liability. Cash and warrant liability are measured at fair value. Accounts payable and notes payable are measured at amortized cost and approximates fair value due to their short duration and market rate for similar instruments, respectively.

As of March 31, 2026, the following financial assets and liabilities were measured at fair value on a recurring basis presented on the Company’s condensed consolidated balance sheet:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total

Assets
Cash	$12,320,547	$-	$-	$12,320,547
USDC	1	-	-	1
USDT	1	-	-	1
Digital commodities	118,628,818	-	-	118,628,818
Digital commodities, Locked SOL	-	43,861,455	-	43,861,455

Total assets measured at fair value	$130,949,367	$43,861,455	$-	$174,810,822

Liabilities
Warrant liability	-	80,742	-	80,742

Total liabilities measured at fair value	$-	$80,742	$-	$80,742

As of December 31, 2025, the following financial assets and liabilities were measured at fair value on a recurring basis presented on the Company’s condensed consolidated balance sheet:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total

Assets
Cash	$10,382,745	$-	$-	$10,382,745
USDC	1	-	-	1
USDT	1	-	-	1
Digital commodities	177,425,549	-	-	177,425,549
Digital commodities, Locked SOL	-	72,685,576	-	72,685,576

Total assets measured at fair value	$187,808,296	$72,685,576	$-	$260,493,872

Liabilities
Warrant liability	-	97,450	-	97,450

Total liabilities measured at fair value	$-	$97,450	$-	$97,450

Note 15. Commitments and Contingencies

Contingencies

At each reporting period, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies.

Consulting Agreement

On August 28, 2025 (the Effective Date”), the Company entered into (i) a consulting agreement (the “Consulting Agreement”) with Sol Edge Limited (the “Consultant”) pursuant to which the Consultant will provide consulting and related services to us with respect to our Treasury Policy and (ii) a strategic advisor agreement (the “Strategic Advisor Agreement”) with Sol Markets, a Cayman Islands exempt company (“Strategic Advisor”) pursuant to which the Strategic Advisor will provide strategic advice and guidance relating to our business, operations, growth initiatives and industry trends in the crypto technology sector. Based on terms of the Consulting Agreement, the Company transferred stablecoin valued at $10M for the initial annual period. For the three months ended March 31, 2026, the Company recorded an expense of $2.5 million for the services provided, as described above, with a remaining prepaid expense of $4.2 million. For all future periods, the Company has agreed under an amendment dated March 26, 2026 to the consulting agreement to pay the Consultant a monthly fee equal to 2% in the aggregate on amounts up to and including $1,000,000,000 in Account value, 1.75% in the aggregate on amounts above $1,000,000,000 up to and including $1,500,000,000 in Account value, and 1.5% in the aggregate on amounts above $1,500,000,000 in Account value as of such measurement date divided by 12, beginning on August 27, 2026. We have agreed to pay to the Consultant such fee, at its option, in the form of USDC, USDT, SOL, or some combination thereof. The Consultant is wholly-owned and controlled by James Zhang, the brother of Alice Zhang, our Chief Investment Officer and Director.

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

Lease

On January 10, 2026, the Company executed a short-term lease for a 3,116 square foot office facility in Shenzhen, China to serve as the temporary headquarters of our Asia-based operations. The minimum lease term was for approximately one year and will continue through January 31, 2027 at a monthly rent of 58,709 Chinese Yuan.

Note 16. Segment Reporting

We determine operating segments based on metrics that our Chief Operating Decision Makers (“CODM”) review internally to manage our business, including resource allocation and performance assessment. In August 2025, as a result of the new treasury policy, management re-evaluated the segment reporting structure and determined that the Company operates in two reportable segments other than our corporate activities. Our CODM regularly review financial results based on the two operating segments consisting of Medical Device and Digital Commodity Treasury.

Medical Device: This segment is responsible for executing and managing the Company’s medical device sales and distribution business.

Digital Commodity Treasury: This segment is responsible for executing and managing the Company’s treasury platform.

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

The accounting policies for the segment information are the same as described in Note 2 - Summary of Significant Accounting Transactions. Transactions between segments are reported as if each were a stand-alone business and are eliminated in consolidation. The Company ceased manufacturing operations in October 2025. Accordingly, for the three months ended March 31, 2026 no medical device segment expenses were included as part of discontinued operations.

Certain payroll and consultant expenses were allocated among segments on the basis of the estimated percentage of time spent on each segment.

The following table presents the Company’s segment results (unaudited) for the three months ended March 31, 2026 and 2025:

	THREE MONTHS ENDED MARCH 31, 2026				THREE MONTHS ENDED MARCH 31, 2025
	Medical Device	Digital Commodities	Corporate	Consolidated	Medical Device	Corporate	Consolidated
Net Revenue	$192,780	$-	$-	$192,780	$-	$-	$-
Cost of goods sold	202,578	-	-	202,578	-	-	-
Total Cost of Goods Sold	202,578	-	-	202,578	-	-	-
Gross Margin (Loss)	(9,798)	-	-	(9,798)	-	-	-

Staking revenue, net	-	3,134,109	-	3,134,109	-	-	-

Operating expenses:
Consulting fees – related parties	-	2,500,000	-	2,500,000	-		-
Selling, general and administrative	175,488	438,209	4,439,622	5,053,320	427,082	937,214	1,364,296
Research and development	-	-	137,097	137,097	-	-	-
Unrealized loss on digital commodities	-	70,846,202	-	70,846,202	-	-	-
Realized loss on digital commodities	-	10,789,841	-	10,789,841	-	-	-
Digital commodity transaction expenses	-	63,821	-	63,821	-	-	-
Total Operating Expenses	175,488	84,638,073	4,576,719	89,390,281	427,082	937,214	1,364,296
Loss from Operations	(185,286)	(81,503,964)	(4,576,719)	(86,265,970)	(427,082)	(937,214)	(1,364,296)

Other Income (Expense):
Interest expense, net	-	(19,229)	29,267	10,038	-	(626,991)	(626,991)
Fair market value adjustment on warrants	-	-	16,708	16,708	-	4,618,889	4,618,889
Foreign currency loss	-	-	(8)	(8)	-	-	-
Other Income (Expense), net	-	(19,229)	45,967	26,738	-	3,991,898	3,991,898
Income (Loss) Before Provision for Taxes	(185,286)	(81,523,193)	(4,530,752)	(86,239,232)	(427,082)	3,054,684	2,627,602
Tax Provision	-	-	-	-			-
Income (Loss) from Continuing Operations	(185,286)	(81,523,193)	(4,530,752)	(86,239,232)	(427,082)	3,054,684	2,627,602

Discontinued Operations:
Loss from discontinued operations	-	-	-	-	(830,769)	-	(830,769)
Income tax benefit	-	-	-	-	132,000	-	132,000
Loss from Discontinued Operations	-	-	-	-	(698,769)	-	(698,769)
Net Income (Loss)	$(185,286)	$(81,523,193)	$(4,530,752)	$(86,239,232)	$(1,125,851)	$3,054,684	$1,928,833

The following table presents the total assets by segment (unaudited) at March 31, 2026 and December 31, 2025:

MARCH 31, 2026				DECEMBER 31, 2025
Medical Device	Digital Commodities	Corporate	Consolidated	Medical Device	Digital Commodities	Corporate	Consolidated
$516,543	$174,476,910	$6,009,157	$181,002,610	$849,388	$257,253,661	$10,972,124	$269,075,173

Note: Net Loss by Segment includes Corporate, although not a reportable segment, only for reconciliation to the condensed consolidated statement of operations.

Note 17. Discontinued Operations

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

Loss from discontinued operations for the three months ended March 31, 2025 was as follows:

March 31, 2025
OPERATING EXPENSES:
Selling, general and administrative	$707,458
Research and development	82,016
Total Operating Expenses	789,474

OTHER INCOME (EXPENSE):
Foreign currency transaction loss and other	(41,295)
Other Income (Expense), net	(41,295)

Loss before income taxes (benefit)	(830,769)
Income tax benefit	132,000
Net Loss from Discontinued Operations	$(698,769)

There were no assets or liabilities related to discontinued operations at March 31, 2026 or December 31, 2025 as the disposal occurred in October 2025.

Note 18. Subsequent Events

Office Lease

Effective May 2, 2026, the Company leased a 1,467 square foot office in Hong Kong, the terms of which include an initial two-month rent free period. The lease term is three years and will continue through May 1, 2029 at a monthly rent of 82,331 Hong Kong dollars.

Code of Business Conduct and Ethics

On May 8, 2026, the Company’s board of directors approved and adopted the Code Of Business Conduct And Ethics (the “Code of Ethics”), which governs the conduct of all officers, directors, and employees of the Company and its affiliated entities. The Code of Ethics was adopted to, among other things, generally update for current governance, ethics, and compliance best practices; better align various Company policies, including the Code of Ethics, by eliminating certain redundant or overlapping provisions and consolidating similar topics in the appropriate policy; and make other non-substantive administrative, stylistic and typographical changes.

Executive Employment Agreements

On May 13, 2026, the Company entered into an employment agreement (the “Danner Employment Agreement”) with Paul Danner, which replaces and supersedes in its entirety that certain prior employment agreement, dated August 25, 2025, between the Company and Mr. Danner. Pursuant to the Employment Agreement, Mr. Danner will serve as the Company’s Principal Executive Officer and Executive Chairman for a term commencing immediately and continuing until third anniversary of the Danner Employment Agreement, unless earlier terminated in accordance with its terms, and subject to an auto renewal of 1 year. For his services, Mr. Danner will be paid $600,000 per annum. During the course of the employment, Mr. Danner will be eligible for (i) annual cash performance bonuses and (ii) eligible to receive equity-based compensation awards from time to time, as determined in the sole discretion of the Board or a committee thereof. The Danner Employment Agreement contains a perpetual confidentiality covenant as well as non-competition and employee and customer non-solicitation covenants that apply during the Term and for a period of 18 months following Mr. Danner’s termination.

On May 13, 2026, the Company entered into an employment agreement (the “Zhang Employment Agreement”) with Yuwen Zhang, which replaces and supersedes in its entirety that certain prior employment agreement, dated August 25, 2025, between the Company and Ms. Zhang . Pursuant to the Employment Agreement, Ms. Zhang will serve as the Company’s Chief Investment Officer and Director for a term commencing immediately and continuing until third anniversary of the Zhang Employment Agreement, unless earlier terminated in accordance with its terms, and subject to an auto renewal of 1 year. For his services, Ms. Zhang will be paid $600,000 per annum. During the course of the employment, Ms. Zhang will be eligible for (i) annual cash performance bonuses and (ii) eligible to receive equity-based compensation awards from time to time, as determined in the sole discretion of the Board or a committee thereof. The Zhang Employment Agreement contains a perpetual confidentiality covenant as well as non-competition and employee and customer non-solicitation covenants that apply during the Term and for a period of 2 years following Ms. Zhang ’s termination.

Stockholder Rights Plan

On May 13, 2026, the Board of Directors (the “Board”) of Sharps Technology, Inc. (the “Company”):

●	adopted a limited duration stockholder rights plan (the “Rights Plan”), the terms of which are set forth in a Rights Agreement entered into between the Company and VStock Transfer, LLC, as rights agent (the “Rights Agent”) dated May 14, 2026; and

●	pursuant to the Rights Plan, authorized and declared a dividend to stockholders of record at the close of business on May 26, 2026 (the “Record Date”) of one preferred share purchase right (each, a “Right”) for each outstanding share of the Company’s common stock, par value $0.0001 (“Common Stock”), held by such stockholders.

The Rights Plan is similar to other rights plans adopted by publicly held companies. Generally, under the Rights Plan, the Rights will become exercisable only if a person or group (including a group of persons acting in concert with each other) acquires beneficial ownership of 15% or more of the Company’s Common Stock in a transaction not approved by the Company’s Board of Directors. In such a situation, each holder of a Right (other than the acquiring person or group, whose Rights will become void and will not be exercisable) will have the right to purchase, upon payment of the exercise price of $10.00 per Right (both the exercise price and the number of shares for which a Right is exercisable being subject to adjustment from time to time as set forth in the Rights Plan) and in accordance with the terms of the Rights Plan, a number of shares of the Company’s common stock having a market value of twice such price. In addition, if the Company is acquired in a merger or other business combination after an acquiring person acquires 15% or more of the Company’s common stock, each holder of a Right would thereafter have the right to purchase, upon payment of the then-current exercise price and in accordance with the terms of the Rights Plan, a number of shares of common stock of the acquiring person having a market value of twice such price. The acquiring person or group will not be entitled to exercise Rights. Generally, the Rights Plan works by imposing a significant penalty upon any person or group (including a group of persons acting in concert with each other) that acquires 15% or more of the Company’s Common Stock without the approval of the Board. As a result, the overall effect of the Rights Plan and the dividend of the Rights may be to render more difficult, or discourage, a tender or exchange offer or other acquisition of the Company’s Common Stock that is not approved by the Board. The Rights Plan does not prevent the Board from considering any offer that it considers to be in the best interests of the Company’s stockholders.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis summarizes the significant factors affecting the condensed consolidated operating results, financial condition, liquidity and cash flows of our Company as of and for the periods presented below. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and notes included in this Quarterly Report on Form 10-Q. Unless the context requires otherwise, references in this Annual Report on Form 10-K to “we,” “us,” and “our” refer to Sharps Technology, Inc.

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

Overview

Since our inception in 2017 and through the fourth quarter of 2022, we devoted substantially all of our resources to the research and development of our safety syringe products. Commencing in the fourth quarter of 2022 we started building inventory of syringe products. We commenced generating syringe revenues in 2025. In October 2025, we discontinued R&D and the manufacture of syringe products, and any future inventory to be marketed will be sourced from third-party manufacturers. In August 2025 we adopted a digital commodity treasury strategy focused on accumulating Solana (“SOL”), the native digital commodity of the Solana blockchain. For the three months ended March 31, 2026, we reported a net loss of approximately $86 million, primarily resulting from unrealized and realized losses on our Solana holdings of approximately $71 million and $11 million, respectively.

We classify our revenues as net revenues, cost of goods sold and gross margin/loss from our Medical Device segment and staking revenue from digital commodities segment. Operating expenses include transaction expenses relating to digital commodity activities, research and development from medical device packaging and selling, general and administrative expenses related to both of our segments and our corporate office. We maintain a corporate office located in Melville, New York.

Products, Marketing and Sales

We continue to be in discussions with healthcare companies and distributors for sales of our existing inventory of disposable syringe products. We continue to market these products to prospective customers, which include foreign governments, hospitals and healthcare groups as opportunities present themselves.

Research and Development

Substantially all of our research and development expenses to date have been incurred in connection with our syringe products. Following the transfer by the Company of certain assets, and a contract for the transfer of business share providing for the assignment by the Company of all of the Company’s right, title and interest in and to the issued and outstanding shares of Safegard Medical Kft, the Hungarian subsidiary in October 2025, the Company is no longer engaging in medical device related research and development activities and is limiting its medical device activity to sales and distribution. The Company is now engaging in research and development for certain potential new products.

Recent Developments

On January 10, 2026, we executed a short-term lease for a 3,116 square foot office facility in Shenzhen, China to serve as the temporary headquarters of our Asia-based operations. On May 2, 2026 we were able to lease a 1,467 square foot office in Hong Kong to serve as the permanent headquarters for our Asia-based operations.

Critical Accounting Policies and Significant Judgments and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our financial statements, as well as the reported revenues and expenses during the reported periods. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The fair market value adjustments, based on either the trading price or fair market value of outstanding warrants, for those classified as liabilities, could impact the operating results in the reporting periods. Further, the market volatility of our investments in digital commodities could impact the operating results in the reporting periods.

Nature of Business

On April 13, 2022, the Company’s Initial Public Offering was deemed effective with trading commencing on April 14, 2022. The Company received net proceeds of $14.2 million on April 19, 2022.

The Company is a medical device sales and distribution enterprise focused on the marketing and distribution of syringe products, including the Securgard syringe product line and related drug-delivery systems. The Company commenced generating revenue in the quarter ended June 30 2025. As of October 6, 2025, with the ownership transfer of Safegard Medical Kft complete, the Company discontinued all design and manufacturing endeavors to focus instead solely on marketing and distribution. The Company intends to continue its distribution platform with established third-party manufacturers. Sharps Technology is committed to maintaining compliance with all applicable regulatory and quality standards governing the marketing and distribution of medical devices, including those established by the U.S. Food and Drug Administration (FDA) and comparable international authorities.

On August 24, 2025, the Company adopted a digital commodity treasury strategy focused on SOL, the native digital commodity of the Solana blockchain. The Company has recently begun to explore strategic acquisitions and/or investments globally. To this goal, our treasury strategy and engineering teams continue to analyze these opportunities and develop our own digital products. We have been and continue to prioritize long-term growth of the Company’s business, using proceeds from the sale of SOL to fund operating expenses and our expansion plans.

Summary of Significant Accounting Policies

Our significant accounting policies are described in Note 2 of the accompanying condensed consolidated financial statements and further discussed in our annual financial statements included in our annual report on Form 10-K for the year ended December 31, 2025.

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025.

	2026	2025

Net Revenue	$192,780	$-
Cost of goods sold	202,578
Gross Margin (Loss)	(9,798)

Staking Revenue, net	3,134,109	-

Operating expenses:
Consulting fees – related party	2,500,000	-
Selling, general and administrative	5,053,320	1,364,295
Research and development	137,097	-
Unrealized loss on digital commodities	70,846,202	-
Realized loss on digital commodities	10,789,841	-
Digital commodity transaction expenses	63,821	-
Total Operating Expenses	89,390,281	1,364,295
Loss from Operations	(86,265,970)	(1,364,295)

Other Income (Expense):
Interest income (expense), net	10,038	(626,991)
Fair market value adjustment on warrants	16,708	4,618,889
Foreign currency loss	(8)	-
Other Income, net	26,738	3,991,898

Income (Loss) Before Provision for Taxes	(86,239,232)	2,627,603
Tax Provision	-	-
Income (Loss) from Continuing Operations	(86,239,232)	2,627,603

Discontinued Operations:
Loss from discontinued operations	-	(830,769)
Income tax benefit	-	132,000
Loss from Discontinued Operations	-	(698,769)

Net Income (Loss)	$(86,239,232)	$1,928,834

Product Net Revenue/Gross Margin

For the three months ended March 31, 2026, we recognized revenues of $192,780 from the sale of the Sologard product line of syringes. There was no product revenue in the three months ended March 31, 2025.

Staking Revenue – net

For the three months ended March 31, 2026, the Company recognized net staking revenue of $3,134,109 resulting from the digital treasury strategy implemented during the third quarter of 2025. As of March 31, 2026, approximately 95% of the Company’s SOL holdings were staked.

Transaction expense – digital commodities

For the three months ended March 31, 2026, $63,821 in transaction expenses relate to custodian and exchange for digital commodity investments.

Unrealized loss on digital commodities

During the three months ended March 31, 2026, the Company recognized $70,846,202 in unrealized loss on investments in digital commodities.

The unrealized loss resulted from a decrease of the average fair market value per unit of our investments net of the reduction in the discount on our Locked SOL.

Realized loss on digital commodities

During the three months ended March 31, 2026, the Company recognized $10,789,841 in realized losses on investments in digital commodities.

The realized loss reflected the difference between the average price of $92.89 per SOL received for the sale of 100,000 SOL and the cost basis of $200.79 from the period following the August 2025 PIPE.

Research and Development

For the three months ended March 31, 2026, Research and Development (“R&D”) expenses increased to $137,097 compared to none in continuing operations for the three months ended March 31, 2025. This increase resulted from new R&D activities based at the Company’s Hong Kong operation.

Selling, General and Administrative

For the three months ended March 31, 2026, General and Administrative (“G&A”) expenses were $5,053,320 as compared to $1,364,295 for the three months ended March 31, 2025. The increase of $3,689,025 was primarily attributable to the following factors

●	An increase of approximately $2.3 million in payroll and related costs of:

○	Higher payroll of $88,319 from $423,438 in 2025 to $511,757 in 2026,
○	An increase in stock compensation expense, due to timing of option awards and vesting, of $2,185,908 from $44,300 in 2025 to $2,230,208 in 2026.

●	All other G&A expenses increased approximately $1.4 million primarily due to higher professional & legal fees $441,144, insurance costs $319,128, and consulting fees $428,417.

Consulting fees – related parties

This amount of $2,500,000 represents consulting fees to Sol Edge. See Note 13 to the Condensed Consolidated Financial Statements.

Net Interest expense (income)

Net Interest income was $10,038 for the three months ended March 31, 2026, compared to interest expense of $626,991 for the three months ended March 31, 2025. Net interest changed by $637,029 due to a) interest earned on invested cash in 2026 of $29,268 as compared to $81,399 in 2025 b) interest expense of $708,390 for the accreted interest on the debt financing that originated in the third quarter of 2024 as compared to $19,229 in interest expense during first quarter of 2026.

FMV Adjustment for Warrants

The value of the Warrants recorded as a liability requires the Fair Market Value (“FMV”) to be recorded at the date warrants are issued and then be remeasured at each reporting date while outstanding with recognition of the changes in fair value to other income or expense in the Condensed Consolidated Statement of Operations. For the three months ended March 31, 2026, and 2025 the Company recorded a FMV gain adjustment of $16,708 and $4,618,889, respectively.

Liquidity and Capital Resources

At March 31, 2026, and December 31, 2025, we had a cash balance of $12,320,547 and $10,382,745, respectively. The Company had working capital of $16,160,964 at March 31, 2026 as compared to a working capital of $ 14,187,484 as of December 31, 2025. The increase in our working capital of $1,973,480, after net proceeds from the sale of Solana in 2026 of $9,288,716, was primarily related to the use of cash of $2,677,122 in operations, and cash used to repay the margin loan of $3,084,931. The Company intends to finance its future development and commercialization activities and its working capital needs with a combination of the sale of a portion of its Solana holdings, the sale of equity securities and/or with additional funding from other traditional financing sources until such time that funds provided by operations are sufficient to fund working capital requirements. The Company is debt free and intends to maintain sufficient cash and other immediately liquid resources on hand to satisfy current obligations.

Cash Flows

Net Cash Used in Operating Activities

The Company used cash of $2,677,122 and $1,417,691 in operating activities for the three months ended March 31, 2026 and 2025, respectively. The change in cash used was principally due to the Company incurring higher G&A expenses and new R&D activities, as described above, during the three months ended March 31, 2026.

Net Cash Used in Investing Activities

For the three months ended March 31, 2026 and 2025, the Company provided cash from investing activities of $9,288,716 and none, respectively. In the first quarter of 2026, 100,000 SOL were sold at an average price of $92.89 per SOL, generating a realized loss on digital commodities of $10,789,841.

Net Cash Provided by Financing Activities

For the three months ended March 31, 2026 and 2025, the Company used and provided cash from financing activities of $4,673,792 and $13,953,031 respectively. In the 2025 period, the cash provided was from the $18.2 million in net proceeds from the Offerings in January 2025 offset by the debt repayment of $4.2 million. In the 2026 period, the cash was used for the repayment of the margin loan $3,084,931 and the share repurchase program $1,588,861.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Form 10-K for the year ended December 31, 2025, any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the Form 10-K for the year ended December 31, 2025. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sale of Unregistered Equity Securities

During the quarter ended March 31, 2026, no unregistered sales of equity securities occurred.

Repurchases of Equity Securities

During the three months ended March 31, 2026, the Company repurchased 867,678 shares of our common stock for $1,588,861. The following table presents information with respect to purchases of common stock of the Company during the three months ended March 31, 2026, by the Company or an “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
January 1, 2026 to January 31, 2026	48,539	$2.19	48,539
February 1, 2026 to February 28, 2026	742,804	$1.80	742,804
March 1, 2026 to March 31, 2026	76,335	$1.78	76,335
Total	867,678	$1.83	867,678	$98,411,139

(1)	The shares were purchased pursuant to our share repurchase program (the “2025 Repurchase Program”) which was publicly announced by the Company on October 9, 2025. The 2025 Repurchase Program provides for the repurchase of up to $100 million of our outstanding shares of common stock and will continue in effect until terminated.
(2)	This column discloses the number of shares purchased pursuant to the program during the indicated time periods.

Item 3. Default Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

During the quarterly period ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

As part of its review of our corporate governance policies, on May 8, 2026, the board of directors approved and adopted the Code Of Business Conduct And Ethics (the “Code of Ethics”), which governs the conduct of all officers, directors, and employees of the Company and its affiliated entities. The Code of Ethics was adopted to, among other things, generally update for current governance, ethics, and compliance best practices; better align various Company policies, including the Code of Ethics, by eliminating certain redundant or overlapping provisions and consolidating similar topics in the appropriate policy; and make other non-substantive administrative, stylistic and typographical changes. The description of the Code of Ethics is a summary and is qualified in its entirety by reference to the Code of Ethics, a copy of which is attached hereto as Exhibit 14.1. The Code of Ethics will also be posted on the Company’s website at www.sharpstechnology.com/investors/governance-documents.

On May 13, 2026, the Company entered into an employment agreement (the “Danner Employment Agreement”) with Paul Danner, which replaces and supersedes in its entirety that certain prior employment agreement, dated August 25, 2025, between the Company and Mr. Danner. Pursuant to the Employment Agreement, Mr. Danner will serve as the Company’s Principal Executive Officer and Executive Chairman for a term commencing immediately and continuing until the third anniversary of the Danner Employment Agreement, unless earlier terminated in accordance with its terms, and subject to an auto renewal of 1 year. For his services, Mr. Danner will be paid $600,000 per annum. During the course of the employment, Mr. Danner will be eligible to earn an annual cash bonus beginning in 2026 based on 1% of the year-over-year change in the Company’s market capitalization, subject to a cap of 2.5 times base salary and payable no later than March 15 of the following year, subject to continued employment through the payment date (except as otherwise provided). Mr. Danner will also be eligible to receive equity-based compensation awards from time to time, as determined in the sole discretion of the Board or a committee thereof. The Danner Employment Agreement contains a perpetual confidentiality covenant as well as non-competition and employee and customer non-solicitation covenants that apply during the Term and for a period of 18 months following Mr. Danner’s termination. In the event the Mr. Danner’s employment is terminated by the Company without cause or by Mr. Danner for good reason, Mr. Danner will be entitled to a lump sum severance payment equal to three (3) times Mr. Danner’s base salary, subject to Mr. Danner’s execution and non-revocation of a release of claims; provided that, in the event such termination occurs in connection with a change in control of the Company, Mr. Danner will also be entitled to accelerated vesting of any outstanding equity awards, whereas in the absence of a change in control, Mr. Danner will not be entitled to any such acceleration.

On May 13, 2026, the Company entered into an employment agreement (the “Zhang Employment Agreement”) with Yuwen Zhang, which replaces and supersedes in its entirety that certain prior employment agreement, dated August 25, 2025, between the Company and Ms. Zhang. Pursuant to the Employment Agreement, Ms. Zhang will serve as the Company’s Chief Investment Officer and Director for a term commencing immediately and continuing until the third anniversary of the Zhang Employment Agreement, unless earlier terminated in accordance with its terms, and subject to an auto renewal of 1 year. For her services, Ms. Zhang will be paid $600,000 per annum. During the course of the employment, Ms. Zhang will be eligible to earn an annual cash bonus beginning in 2026 based on 1% of the year-over-year change in the Company’s market capitalization, subject to a cap of 2.5 times base salary and payable no later than March 15 of the following year, subject to continued employment through the payment date (except as otherwise provided). Ms. Zhang will also be eligible to receive equity-based compensation awards from time to time, as determined in the sole discretion of the Board or a committee thereof. The Zhang Employment Agreement contains a perpetual confidentiality covenant as well as non-competition and employee and customer non-solicitation covenants that apply during the Term and for a period of 2 years following Ms. Zhang’s termination. In the event the Ms. Zhang’s employment is terminated by the Company without cause or by Ms. Zhang for good reason, Ms. Zhang will be entitled to a lump sum severance payment equal to three (3) times Ms. Zhang’s base salary, subject to Ms. Zhang’s execution and non-revocation of a release of claims; provided that, in the event such termination occurs in connection with a change in control of the Company, Ms. Zhang will also be entitled to accelerated vesting of any outstanding equity awards, whereas in the absence of a change in control, Ms. Zhang will not be entitled to any such acceleration.

Stockholder Rights Plan

On May 13, 2026, the Board of Directors (the “Board”) of Sharps Technology, Inc. (the “Company”):

●	adopted a limited duration stockholder rights plan (the “Rights Plan”), the terms of which are set forth in a Rights Agreement entered into between the Company and VStock Transfer, LLC, as rights agent (the “Rights Agent”) dated May 14, 2026; and

●	pursuant to the Rights Plan, authorized and declared a dividend to stockholders of record at the close of business on May 26, 2026 (the “Record Date”) of one preferred share purchase right (each, a “Right”) for each outstanding share of the Company’s common stock, par value $0.0001 (“Common Stock”), held by such stockholders.

The Rights Plan is similar to other rights plans adopted by publicly held companies. Generally, under the Rights Plan, the Rights will become exercisable only if a person or group (including a group of persons acting in concert with each other) acquires beneficial ownership of 15% or more of the Company’s Common Stock in a transaction not approved by the Company’s Board of Directors. In such a situation, each holder of a Right (other than the acquiring person or group, whose Rights will become void and will not be exercisable) will have the right to purchase, upon payment of the exercise price of $10.00 per Right (both the exercise price and the number of shares for which a Right is exercisable being subject to adjustment from time to time as set forth in the Rights Plan) and in accordance with the terms of the Rights Plan, a number of shares of the Company’s common stock having a market value of twice such price. In addition, if the Company is acquired in a merger or other business combination after an acquiring person acquires 15% or more of the Company’s common stock, each holder of a Right would thereafter have the right to purchase, upon payment of the then-current exercise price and in accordance with the terms of the Rights Plan, a number of shares of common stock of the acquiring person having a market value of twice such price. The acquiring person or group will not be entitled to exercise Rights. Generally, the Rights Plan works by imposing a significant penalty upon any person or group (including a group of persons acting in concert with each other) that acquires 15% or more of the Company’s Common Stock without the approval of the Board. As a result, the overall effect of the Rights Plan and the dividend of the Rights may be to render more difficult, or discourage, a tender or exchange offer or other acquisition of the Company’s Common Stock that is not approved by the Board. The Rights Plan does not prevent the Board from considering any offer that it considers to be in the best interests of the Company’s stockholders.

The following is a summary of the terms of the Rights Plan. This summary is qualified in its entirety by reference to the complete text of the Rights Plan, a copy of which is attached as Exhibit 4.1 to this Form 10-Q and incorporated herein by reference. Capitalized terms used but not defined herein have the meanings ascribed to such terms in the Rights Plan.

Distribution and Transfer of Rights

The Board has declared a dividend of one Right for each outstanding share of Common Stock. Prior to the Distribution Date (as defined below):

●	the Rights will be evidenced by and trade with the certificates for the associated shares of Common Stock (or, with respect to any uncertificated Common Stock registered in book-entry form, by notation in book-entry form), and no separate right certificates will be distributed;

●	new certificates for shares of Common Stock issued after the Record Date but prior to the earliest of the Distribution Date, the redemption or exchange of the rights (as described below) and the Expiration Date (as defined below) or, in certain circumstances as stated in the Rights Plan, after the Distribution Date, will contain a legend incorporating the Rights Plan by reference (or, with respect to any uncertificated Common Stock registered in book-entry form, this legend will be contained in a notation in book-entry form); and

●	until the earliest of the Distribution Date, the redemption of the Rights and the Expiration Date, the surrender for transfer of any certificates for shares of Common Stock (or the surrender for transfer of any uncertificated shares of Common Stock registered in book-entry form) will also constitute the transfer of the Rights associated with such Common Stock.

Distribution Date

Subject to the terms of the Rights Plan, the Rights will separate from the Common Stock and become exercisable following the earlier of (i) the tenth business day after the Stock Acquisition Date (as defined below) and (ii) the tenth business day (or such later date as may be determined by action of the Board prior to such time as any person becomes an Acquiring Person (as defined below)) after the date of the commencement by any person (other than an Exempt Person (as defined below)) of, or of the first public announcement of the intention of any such person to commence, a tender or exchange offer the consummation of which would result in any such person having beneficial ownership of 15% or more of the Common Stock outstanding or becoming an Acquiring Person (the earlier of such dates being herein referred to as the “Distribution Date”); provided, however, that the Distribution Date shall in no event be prior to the Record Date. After the Distribution Date, the Company will promptly cause right certificates to be mailed (or, with respect to any uncertificated Common Stock registered in book-entry form, cause book-entry notations to be made evidencing the distribution of Rights) to the Company’s stockholders and the Rights will become transferable apart from the Common Stock.

Stock Acquisition Date

The Stock Acquisition Date shall be the first date of public announcement by the Company or an Acquiring Person that an Acquiring Person has become such, or such earlier date as a majority of the Board shall become aware of the existence of an Acquiring Person.

Acquiring Person, Exempt Person, Grandfathered Person

Subject to the terms of the Rights Plan:

●	an Acquiring Person is any person who or which shall be the beneficial owner of 15% or more of the Common Stock then outstanding, but shall not include an Exempt Person or a Grandfathered Person;

●	Exempt Persons include the Company and any subsidiary of the Company, any employee benefit plan of the Company or any subsidiary of the Company and any entity or trustee holding (or acting in a fiduciary capacity in respect of) Common Stock for or pursuant to the terms of any such plan; and

●	A Grandfathered Person is any person who or which, together with all affiliates and associates of such person, at the time of the first public announcement of the Rights Plan, is a beneficial owner of 15% or more of the Common Stock then outstanding.

Flip-In Event

Subject to the terms of the Rights Plan, if a person becomes an Acquiring Person, then each Right will entitle the holder thereof to purchase, upon payment of the Purchase Price, adjusted in accordance with the terms of the Rights Plan, such number of shares of Common Stock as shall equal the result obtained by dividing the Purchase Price (as so adjusted) by 50% of the current market price per share of the Common Stock.

However, from and after any such Flip-In Event, any Rights that are beneficially owned by an Acquiring Person (or any affiliate, associate or transferee of an Acquiring Person, including as a result of a transfer which the Board has determined is part of a plan, arrangement or understanding to avoid the provisions of the Rights Plan) shall be void and any holder of such Rights shall thereafter have no rights whatsoever with respect to such Rights.

Redemption of Rights

The Rights will be redeemable at the Board’s sole discretion for $0.0001 per Right (payable in cash, Common Stock or other consideration deemed appropriate by the Board) at any time prior to a Flip-In Event and up to five Business Days after a Flip-In Event. Immediately upon the action of the Board ordering redemption, the Rights will terminate and the only rights of the holders of the Rights will be to receive the $0.0001 redemption price. The redemption price will be adjusted if the Company undertakes a stock dividend, a stock split or similar transaction.

Exchange of Rights

At any time after a Flip-In Event, the Board may exchange the Rights, in whole or in part, for Common Stock at an exchange ratio (subject to adjustment) of one share of Common Stock per Right. Notwithstanding the foregoing, the Board shall not be empowered to effect such exchange at any time after an Acquiring Person shall have become the beneficial owner of 50% or more of the Common Stock then outstanding.

Expiration Date

The Rights shall expire at the earliest of (i) May 12, 2027, (ii) the redemption or exchange of the Rights and (iii) the closing of a merger or other acquisition involving the Company as further described in the Rights Plan.

Amendment of Terms of Rights Plan and Rights

The terms of the Rights Plan and the Rights may be amended by action of the Board in any respect without the consent of the holders of the Rights for so long as the Rights are redeemable. Thereafter, the terms of the Rights Plan and the Rights may be amended by action of the Board without the consent of the holders of Rights, provided that no such amendment may (a) adversely affect the interests of the holders of Rights (other than an Acquiring Person or an affiliate or associate of an Acquiring Person) or cause the Rights again to become redeemable.

Rights of Holders

Until a Right is exercised, the holder thereof, as such, will have no rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends.

Certain Anti-Takeover Effects

The Rights are not intended to prevent a takeover of the Company and should not interfere with any merger or other business combination approved by the Board. However, the Rights may cause substantial dilution to a person or group that acquires beneficial ownership of 15% or more of the outstanding Common Stock.

Preferred Share Provisions

Each one one-thousandth of a share of Series C Preferred Stock, par value $0.0001 per share, of the Company (the “Series C Preferred Shares”), if issued, will, among other things:

●	entitle holders thereof to 1,000 votes on all matters submitted to a vote of the stockholders of the Company, subject to adjustment;

●	in event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of the Series C Preferred Shares shall be entitled to receive an amount per share, subject to the provision for adjustment, equal to 1,000 times the aggregate amount to be distributed per share to holders of Common Stock;

●	other than as provided for in the Rights Agreement, the Series C Preferred Shares shall not be redeemable; and

●	the Series C Preferred Share shall be junior to all other series of preferred stock as to the payment of dividends and the distribution of assets unless the terms of any series shall provide otherwise;

The value of one one-thousandth interest in a Preferred Share should approximate the value of one share of Common Stock.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1*	Certificate of Designation, Preferences, and Rights of Series C Preferred Stock, dated May 14, 2026.
4.1*	Rights Plan, dated as of May 14, 2026, by and between Sharps Technology, Inc. and VStock Transfer LLC, as rights agent.
4.2*	Form of Rights Certificate (included as an exhibit to Exhibit 4.1).
10.1*	Amended and Restated Employment Agreement dated May 13, 2026, by and between Company and Paul K. Danner
10.2*	Amended and Restated Employment Agreement dated May 13, 2026, by and between Company and Alice Zhang
14.1*	Code of Ethics
31.1*	Certification of Chief Executive Officers (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officers (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2*	Summary of Rights to Purchase Preferred Shares of Sharps Technology, Inc. (included as an exhibit to Exhibit 4.1).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Definition Link
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.
+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 14th day of May 2025.

SHARPS TECHNOLOGY, INC.

May 14, 2026	/s/ Paul K. Danner
Paul K. Danner
Executive Chairman and Principal Executive Officer (Principal Executive Officer)

May 14, 2026	/s/ Paul K. Danner
(Interim Principal Financial Officer)

