Form 10-Q
period 2026-06-30
SkyAI, Inc.
filed 2026-08-07
CIK 1737995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-41355

SkyAI, Inc.

(Exact name of registrant as specified in its charter)

Nevada	82-3751728
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

105 Maxess Road, Melville, New York 11747

(Address of principal executive offices) (Zip Code)

(631) 574 -4436

(Registrant’s telephone number, including area code)

Sharps Technology, Inc.

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	SKYA	NASDAQ Capital Market
Common Stock Purchase Warrants	SKYAW	NASDAQ Capital Market

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

As of August 4 2026, 42,982,506 shares of the registrant’s common stock, par value $0.0001 per share, were issued and outstanding.

2

Item 1. Financial Statements:

SKYAI, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
	(Unaudited)	(Audited)

Assets:
Current Assets
Cash	$12,071,008	$10,382,745
Accounts receivable – product trade	396,900	204,120
Accounts receivable – digital currency, net	240,121	507,842
Prepaid expenses – related party	1,666,667	6,666,667
Prepaid expenses and other current assets	983,206	475,869
Inventories, net	173,481	645,268
Total Current Assets	15,531,383	18,882,511

Digital commodities, at fair value	144,282,193	250,111,125
Fixed assets, net	47,774	81,167
Right of use assets	286,006	-
Other assets	203,219	370
Total Assets	$160,350,575	$269,075,173

Liabilities:
Current Liabilities
Accounts payable	$1,086,540	$590,692
Accrued expenses and other	1,631,685	921,954
Margin loan	-	3,084,931
Warrant liability	49,531	97,450
Current portion of right of use liabilities	135,685	-
Total Current Liabilities	2,903,441	4,695,027
Right of use liabilities	166,999	-
Total Liabilities	3,070,440	4,695,027

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding (2025: 0)	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 44,196,175 issued, 42,982,506 outstanding at June 30, 2026 and 28,995,403 issued and outstanding at December 31, 2025	4,419	2,899
Additional paid-in capital	585,754,651	581,324,579
Treasury stock, at cost, 1,213,669 and 0 shares, respectively at June 30, 2026 and December 31, 2025	(2,011,573)	-
Accumulated deficit	(426,467,362)	(316,947,332)
Total Stockholders’ Equity	157,280,135	264,380,146
Total Liabilities and Stockholders’ Equity	$160,350,575	$269,075,173

The accompanying notes are an integral part of these financial statements.

SKYAI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30

(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2026	2025	2026	2025

Net Revenue	$-	$136,080	$192,780	$136,080
Cost of goods sold	-	148,620	202,578	148,620
Cost of goods – inventory reserve	284,228	-	284,228	-
Total cost of goods sold	284,228	148,620	486,806	148,620
Gross Margin (Loss)	(284,228)	(12,540)	(294,026)	(12,540)

Staking Revenue, net	2,323,547	-	5,457,656	-

Operating expenses:
Consulting fees – related party	2,500,000	-	5,000,000	-
Research and development	283,158	-	420,255	-
Selling, general and administrative	5,163,257	1,411,161	10,216,580	2,775,456
Unrealized loss on digital commodities	13,490,351	-	84,336,553	-
Realized loss on digital commodities	3,926,958	-	14,716,799	-
Digital commodity transaction expenses	64,686	-	128,508	-
Total Operating Expenses	25,428,410	1,411,161	114,818,695	2,775,456
Loss from Operations	(23,389,091)	(1,423,701)	(109,655,065)	(2,787,996)

Other income (expense)
Interest income (expense), net	76,746	96,953	86,784	(530,038)
Fair market value adjustment on warrants	31,211	6,468,811	47,919	11,087,700
Other expense	336	(12)	329	(12)
Other Income, net	108,293	6,565,752	135,032	10,557,650

Income (Loss) Before Provision for Taxes	(23,280,798)	5,142,051	(109,520,033)	7,769,654
Tax Provision	-	-	-	-
Income (Loss) from Continuing Operations	(23,280,798)	5,142,051	(109,520,033)	7,769,654

Discontinued Operations:
Loss from discontinued operations	-	(1,582,744)	-	(2,413,513)
Income tax benefit	-	-	-	132,000
Loss from Discontinued Operations		(1,582,744)		(2,281,513)

Net Income (Loss)	$(23,280,798)	$3,559,307	$(109,520,033)	5,488,141

Income (loss) per share from Continuing Operations, basic and diluted	$(0.32)	$5.17	$(1.51)	$14.79
Loss per share from Discontinued Operations, basic and diluted	-	(1.59)	-	(4.34)
Net income (loss) per share, basic and diluted	$(0.32)	$3.58	$(1.51)	$10.45
Weighted average shares used to compute net income (loss) per share, basic and diluted	72,093,332	995,212	72,335,495	525,185

The accompanying notes are an integral part of these financial statements.

SKYAI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30

(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2026	2025	2026	2025
Net Income (loss)	$(23,280,798)	$3,559,307	$(109,520,033)	$5,488,141

Other comprehensive income:

Foreign currency translation adjustments	-	556,926	-	849,499

Comprehensive Income (loss)	$(23,280,798)	$4,116,233	$(109,520,033)	$6,337,640

The accompanying notes are an integral part of these financial statements.

SKYAI, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance – December 31, 2024	-	$-	6,827	$1	$36,418,041	$23,293	$(34,445,206)	$1,996,129
Net income for the three months ended March 31, 2025	-	-	-	-	-	-	1,928,834	1,928,834
Share-based compensation charges	-	-	-	-	44,383	-	-	44,383
Equity Offering - January 2025 – see Note 8	-	-	47,619	4	5,873,405	-	-	5,873,409
Warrant Exercise – Series B Cashless – see Note 8	-	-	431,395	43	(43)	-	-	-
Foreign currency translation	-	-	-	-	-	292,573	-	292,573
Balance – March 31, 2025	-	$-	485,841	$48	$42,335,786	$315,866	$(32,516,372)	$10,135,328
Net income for the three months ended June 30, 2025	-	-	-	-	-	-	3,559,307	3,559,307
Share-based compensation charges	-	-	-	-	288,109	-	-	288,109
Warrant Exercise – Series B Cashless – see Note 8	-	-	537,373	53	(53)	-	-	-
Foreign currency translation	-	-	-	-	-	556,926	-	556,926
Balance – June 30, 2025	-	$-	1,023,214	$101	$42,623,842	$872,792	$(28,957,065)	$14,539,670

SKYAI, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

(Unaudited)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance – December 31, 2025	-	$-	28,995,403	$2,899		$-	$581,324,579	$-	$(316,947,332)	$264,380,146
Net loss for the three months ended March 31, 2026	-	-	-	-	-	-	-	-	(86,239,232)	(86,239,232)
Share-based compensation charges	-	-	-	-	-	-	2,230,208	-	-	2,230,208
Share repurchase for treasury stock	-	-	-	-	(867,678)	(1,588,861)	-	-	-	(1,588,861)
Exercise of prefunded	-	-	9,401,702	940	-	-	-	-	-	940
Exercise of warrants - related party	-	-	1,892,900	189	-	-	-	-	-	189
Balance – March 31, 2026	-	$-	40,290,005	$4,028	(867,678)	$(1,588,861)	$583,554,787	$-	$(403,186,564)	$178,783,390
Net loss for the three months ended June 30, 2026	-	-	-	-	-	-	-	-	(23,280,798)	(23,280,798)
Share-based compensation charges	-	-	-	-	-	-	2,200,255	-	-	2,200,255
Share repurchase for treasury stock	-	-	-	-	(345,991)	(422,712)	-	-	-	(422,712)
Exercise of prefunded warrants	-	-	3,906,171	391	-	-	(391)	-	-	-
Balance – June 30, 2026	-	$-	44,196,176	$4,419	(1,213,669)	$(2,011,573)	$585,754,651	$-	$(426,467,362)	$157,280,135

The accompanying notes are an integral part of these financial statements.

SKYAI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30

(UNAUDITED)

	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(109,520,033)	$5,488,141
Less: Loss from discontinued operations	-	(2,281,513)
Income (loss) from continuing operations	(109,520,033)	7,769,654
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	45,333	110,206
Stock-based compensation	4,430,463	332,492
Accretion of debt discount	-	708,390
Inventory reserve adjustment	284,228	-
Fair market value adjustment for warrants	(47,919)	(11,087,700)
Non-cash operating lease right of use assets	57,117	-
Amortization of related party prepaid	5,000,000	-
Digital commodities received as staking revenues, net	(5,457,656)	-
Validator operating fees	31,491	-
Realized loss on digital commodities	14,716,799	-
Unrealized loss on digital commodities	84,336,553	-
Changes in operating assets:
Accounts receivable - trade	(192,780)	31,475
Prepaid expenses and other	(507,337)	(184,427)
Operating lease right of use liabilities	(40,439)	-
Inventory	187,559	408,087
Other assets	(202,846)	(1)
Accounts payable and accrued liabilities	1,207,098	(365,115)
Net cash used in operating activities	(5,672,369)	(2,276,939)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of and deposits paid for fixed assets	(11,938)	-
Sale of digital commodities	12,469,465	-
Net cash provided by investing activities	12,457,527	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds (repayment) from offerings and warrant exercises	(391)	18,175,043
Share repurchase program	(2,011,573)	-
Repayment of debt financing	-	(4,222,012)
Repayment of margin loan	(3,084,931)	-
Net cash provided by (used in) financing activities	(5,096,895)	13,953,031

NET INCREASE IN CASH - CONTINUING OPERATIONS	1,688,263	11,676,091

CASH FLOWS FROM DISCONTINUED OPERATIONS
Net cash used in operating activities - discontinued operations	-	(2,258,183)
Net cash used in investing activities - discontinued operations	-	(1,959,758)
NET DECREASE IN CASH - DISCONTINUED OPERATIONS	-	(4,217,940)

CASH — BEGINNING OF PERIOD	10,382,745	864,041
CASH — END OF PERIOD	$12,071,008	$8,322,192

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Right of use assets obtained in exchange for lease liabilities	$343,123	$-
OID interest	$-	$875,000

The accompanying notes are an integral part of these financial statements.

SKYAI, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

Note 1. Description of Business

Nature of Business

SkyAI, Inc. (“SkyAI” or the “Company”) was founded as a medical device company. On April 13, 2022, the Company’s Initial Public Offering was deemed effective with trading commencing on April 14, 2022. The Company received net proceeds of $14.2 million on April 19, 2022. Through October 6, 2025, the Company’s activities included the design, manufacture and distribution of a portfolio of syringes and drug related delivery systems.

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

On May 26, 2026, the Company filed a Certificate of Amendment to its articles of incorporation to change the name of the Company to SkyAI, Inc. and effectuate the name change with the Nevada Secretary of State. On May 28, 2026, the Company’s common stock ceased trading under the ticker symbol “STSS” and began trading under the new ticker symbol “SKYA,” and its warrants ceased trading under the ticker symbol “STSSW” and began trading under the new ticker symbol “SKYAW.”

On May 27, 2026, the Company announced a strategic transformation of its business, reflecting a shift from its legacy operations to the development of a technology-driven financial platform and the establishment of an international operational headquarters in Hong Kong.

The accompanying condensed consolidated financial statements include the accounts of SkyAI, Inc. and its wholly owned subsidiaries, SOL Equity Limited, and Axis Global Tech Limited (f/k/a Sol Equity HK Limited), collectively referred to as the “Company.” All intercompany transactions and balances have been eliminated.

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

In the opinion of management, these Condensed Consolidated Financial Statements contain all adjustments (consisting of normal recurring adjustments, including eliminations of material intercompany accounts and transactions) considered necessary for a fair statement of the results presented herein. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2026.

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

Basic and Diluted Loss Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the condensed consolidated statements of operations. Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Pre-funded and related party warrants exercisable for nominal consideration of $0.0001 per share are included in weighted average shares outstanding from their date of issuance. Basic EPS during the six months ended June 30, 2026 included 27,934,230 in outstanding pre-funded warrants and 5,233,734 in outstanding related party warrants. The three months ended June 30, 2026 included 25,752,621 in outstanding pre-funded warrants and 4,428,467 in outstanding related party warrants. No pre-funded warrants or related party warrants were outstanding during the three and six months ended June 30, 2025.

Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of June 30, 2026 and 2025, there were 65,171,278 and 418,953, respectively, of stock options and warrants that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented.

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

For the Company’s Hong Kong subsidiary Axis Global Tech Limited, the functional currency has been determined to be the U.S. dollar. Gains or losses resulting from transactions in other than the functional currency are recorded as foreign exchange gains and losses in the condensed consolidated statements of operations.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are maintained with various financial institutions. At June 30, 2026 and December 31, 2025, the Company had cash of $12,071,008 and $10,382,745, respectively, and no cash equivalents.

Trade Receivable and Allowance for Credit Losses

Trade receivables from contracts with customers are recorded at invoiced amounts and do not bear interest. Because product revenue is currently concentrated in a limited number of customers, the Company measures expected credit losses under ASC 326 on an individual basis rather than a collective basis. Based on its assessment, including the repayment plan described in Note 18, the Company expects to collect the trade receivable balance in full, and no allowance for credit losses was recorded at June 30, 2026 or December 31, 2025. The Company adopted the amendments in ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, effective January 1, 2026. The adoption did not have a material effect on the Company’s condensed consolidated financial statements.

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

The Company holds USDC periodically as a liquidity resource facilitating transactions such as purchases, dispositions and payments. USDC is a payment stablecoin redeemable on a one-to-one basis for U.S. dollars and issued by Circle Internet Financial, LLC. (“Circle”). Circle’s underlying reserves were held in cash, short-duration U.S. Treasuries, and overnight U.S. Treasury repurchase agreements within segregated accounts for the benefit of USDC holders. USDC is a current financial asset in the Condensed Consolidated Financial Statements.

The Company holds SOL, a digital commodity, as part of its treasury strategy. SOL is reported as a digital commodity in the Condensed Consolidated Financial Statements. Our concentration in a single digital commodity exposes the Company to unique liquidity risks that may prevent the conversion of SOL into fiat currency or other assets when desired, particularly during periods of market stress.

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

SOL meets the criteria of ASU 2023-08 and is considered an in-scope digital commodity. This is because it meets the definition of an intangible asset per the FASB codification, does not provide enforceable rights or claims to underlying goods, services, or other assets. Furthermore, SOL resides on a distributed ledger, is secured through cryptography, is fungible, and is not created or issued by the Company or its related parties.

Both USDC and USDT (“payment stablecoins”) provide the holder with enforceable rights to or claims on underlying goods, services or other assets. Therefore, they are not considered an in-scope crypto asset under ASU 2023-08, but instead the same factor meets the criteria as a financial asset under ASC 825.

While both Circle (USDC) and Tether (USDT) have applied as payment stablecoins to be cash equivalent under the Genius Act since it came into effect, neither has achieved that designation. Therefore, management does not consider either to be cash equivalent but based on guidance under ASC 210, does classify payment stablecoins as current assets expected to be converted to cash within one year from the balance sheet date. The Company reports payment stablecoins as a current financial asset on the balance sheet adjusted to fair market value.

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

Sensitivity to market risk

The Company is exposed to SOL market risk related to our digital commodity holdings, which are impacted by the market value of the respective digital commodity held. The Company performed a sensitivity analysis assuming a hypothetical 10% change in the fair value of these digital commodities to demonstrate the potential impact on our financial results. A hypothetical 10% increase or decrease in market prices would have positively or negatively impacted our Income (loss) before income taxes by approximately $14.4 million for the quarter ended June 30, 2026.

Acquisition of digital commodities

Per ASC 350-60-45-2, gains and losses from the remeasurement of digital commodities shall be included in net income and presented separately from changes in the carrying value of other intangible assets. Pursuant to this guidance, changes in fair value are reflected in the line items ‘Realized gain (loss) on digital commodities’ and ‘Unrealized gain (loss) on digital commodities’ in the operations section of the condensed consolidated statements of operations. Changes in fair value are measured as the difference between the cost basis and the prevailing market price of the digital commodity at the date of measurement, multiplied by the quantity held of the digital commodity.

These prices are independently analyzed, including comparisons to other exchanges and potential cut-off times.

The Company is authorized to enter into derivative positions; no positions were open during the periods presented. For any open derivative positions, the Custodians provide a period-end spot price for the open positions based on valuation models applied based on various inputs.

Remeasurement on a recurring basis

Subsequent to the acquisitions of SOL, remeasurement of change in fair value is done by taking the spot price as defined above on the last day of the period. Tokens are bifurcated between liquid and locked tokens. In the case of liquid tokens, the aggregate fair value is computed by taking the number of liquid and locked tokens and multiplying by the period-end spot price. As locked tokens become unlocked over time, they will be added to the count of liquid tokens and accordingly, make up less of that discount percentage over time when computing aggregate fair value on locked tokens. In the case of locked tokens, the aggregate fair value is computed by taking the number of locked tokens, discounted by the appropriate percentage, which as of December 31, 2025 was 10% and as of June 30, 2026 was 8.5%. Management considers this a Level 2 input and monitors this discount percentage adjusting when appropriate

The Company performed a sensitivity analysis assuming a hypothetical 1% change in the discount to fair value of these digital commodities to demonstrate the potential impact on our financial results. A hypothetical 1% increase or decrease in the discount would have positively or negatively impacted our Income (loss) before income taxes by approximately $375 thousand for the quarter ended June 30, 2026.

Staking revenue

The Company earns staking rewards by delegating our digital commodities to third-party validators on proof-of-stake blockchain networks. These tokens remain under the Company’s control and are not derecognized, as the delegation does not constitute a transfer of control under ASC 610-20 or ASC 350-60.

While there is no explicit guidance under U.S. GAAP for staking activities, the Company applies the principles of ASC 606, Revenue from Contracts with Customers, by analogy. Management evaluates whether a contract exists, identifies the performance obligations, and determines whether the Company acts as a principal or agent in the transaction. The transaction price is measured at the fair value of the digital commodities received at the time control is obtained Changes in protocol rules or accounting interpretations may materially impact how staking revenue is recognized and measured. SOL tokens held by the Company, whether liquid or locked, are eligible for staking. The Company evaluation has determined that it is the delegator and the Custodians, via agreements with validators, are the validators. Therefore, the Company recognizes the staking rewards on a net basis unless it is the validator.

The Company recognizes the staking rewards as the rewards are earned. Rewards are recognized as revenue as is earned at the end of each epoch (just under two day periods for SOL); rewards earned but not yet received at period end are recorded in Accounts receivable – digital commodities, net. This revenue is reported in the Statements of consolidated statement of operations under the line item “Staking Revenue.”

The Company had staked substantially all of its SOL treasury staked during the period ended June 30, 2026. The Company maintains control over the delegated SOL tokens throughout the staking period. Although the tokens undergo a bonding process with validators, the Company retains the ability to initiate unbonding at any time for liquid SOL. The validators cannot sell, pledge, or otherwise dispose of the tokens. As such, the Company continues to recognize the delegated SOL tokens as part of its digital commodity holdings.

Realized disposition of the digital commodities

When digital commodities are disposed, realized gains or (losses) are recorded for the difference between FMV price at disposition and its cost. For sales of digital commodities, this would be the net transaction price. All sales of Solana are made from wallets and with tokens that were specifically identified, including their cost basis, prior to disposition, In the case of transfers of custody to third parties this is the spot price of the asset on the day of the transfer.

Software Development Costs

The Company accounts for costs incurred in developing software for internal use in accordance with ASC 350-40. Costs incurred during the preliminary project stage are expensed as incurred. Capitalization begins when the preliminary project stage is complete, management with the relevant authority has authorized and committed to funding the project, and it is probable that the project will be completed and the software will be used to perform the function intended. Costs of training, data conversion, and maintenance are expensed as incurred.

The Company’s software development activities were in the preliminary project stage at June 30, 2026. Accordingly, no software development costs were capitalized during the three and six months ended June 30, 2026, and such costs are included with other corporate activities in research and development expenses.

Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigations, fines and penalties and other sources are recognized when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal fees related to contingencies are expensed as incurred. Gain contingencies are not recognized until the gain is realizable or realized.

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40) and in January 2025 issued ASU 2025-01, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. The new guidance requires disaggregated information about the entity’s type of expenses into certain categories. As clarified by ASU 2025-01, the guidance is effective for public business entities for annual reporting periods beginning after December 15, 2026, and for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company expects to adopt the annual disclosure requirements in its Annual Report on Form 10-K for the year ending December 31, 2027, and the interim disclosure requirements beginning with its Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2028. The Company is evaluating the impacts of the new guidance on its disclosures within the condensed consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The new guidance removes the references to software development project stages in Subtopic 350-40 and instead requires capitalization to begin when management with the relevant authority has authorized and committed to funding the project and it is probable that the project will be completed and the software will be used to perform the function intended. The guidance is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, and may be applied on a prospective, modified prospective, or retrospective basis. Early adoption is permitted as of the beginning of an annual reporting period. The Company expects to adopt the new guidance beginning with its Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2028. The Company continues to monitor the effect of the new guidance on its software development activities.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the scope, form and content, and disclosure requirements of interim reporting, and adds a disclosure principle requiring disclosure of events occurring after the most recent annual reporting period that have a material impact on the entity. For public business entities, the guidance is effective for interim reporting periods in fiscal years beginning after December 15, 2027, with early adoption permitted. The Company expects to adopt the new guidance beginning with its Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2028. The Company is evaluating the impacts of the new guidance on its interim disclosures.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements, which makes technical corrections and clarifications across a range of Topics. Among other matters, the amendments clarify the calculation of diluted earnings per share when an entity has a loss from continuing operations and the methods permitted to account for treasury stock retirements. The guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with early adoption permitted. The amendments relating to diluted earnings per share are applied retrospectively. The Company expects to adopt the new guidance beginning with its Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2027. The Company is evaluating the impacts of the new guidance on its condensed consolidated financial statements and disclosures.

Reclassification of Prior Period Presentation

Certain prior period amounts have been reclassified to conform to the current period presentation.

Note 3. Prepaid Expenses and Current Assets

Prepaid expenses and other current assets consisted of the following at June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Insurance	$924,904	$394,854
Other	58,302	81,015
Total	$983,206	$475,869

Note 4. Inventories

Inventories, net of reserves of $284,228 and $0, consisted of the following at June 30, 2026 and December 31, 2025, respectively:

	June 30, 2026	December 31, 2025
Finished goods	$173,481	$645,268

Note 5. Fixed Assets

Fixed assets, net, as of June 30, 2026 and December 31, 2025, are summarized as follows:

	June 30, 2026	December 31, 2025
Computer systems, website and other	$302,601	$290,661
Less: accumulated depreciation	(254,827)	(209,494)
Fixed assets, net	$47,774	$81,167

Depreciation expense for the six months ended June 30, 2026 and 2025 was $45,333 and $110,206, respectively.

Note 6. - Investments in Digital Commodities

The following table summarizes digital commodities held for investment:

	June 30, 2026
	Units	Cost Basis	Fair Value
SOL	2,003,676	$381,570,910	$144,282,193

	December 31, 2025
	Units	Cost Basis	Fair Value
SOL	2,077,799	$403,063,288	$250,111,125

The Company recognizes digital commodities at fair value.

The Company valued the SOL treasury at $73.60 per liquid token and $67.34 per locked token at June 30, 2026 and $124.26 per liquid token and $111.83 per locked token at December 31, 2025.

		Six months ended June 30, 2026
Digital Commodity Units	SOL	Cost Basis $ USD	Realized Loss	Selling Price Per Unit	Cost Basis Per Unit
Beginning digital commodities	2,077,799	$403,063,288
Dispositions of digital commodities	(135,399)	(27,186,264)	(14,716,799)	92	201
Staking rewards received	61,277	5,457,656
Rebate & Rewards Receivable Less Fees Paid		236,230
Ending Digital Commodities	2,003,676	381,570,910
Unrealized loss		(237,288,716)
Ending Digital Commodities	2,003,676	$144,282,193

The following table summarizes the composition of SOL held broken out by liquid and locked as of June 30, 2026 and December 31, 2025:

Number of SOL units	June 30, 2026	December 31, 2025
Liquid SOL	1,494,026	1,427,857
Locked SOL	509,650	649,942
Total	2,003,676	2,077,799

The following table summarizes the unlocking schedule of SOL tokens locked as of June 30, 2026 and December 31, 2025:

Locked SOL Maturity	June 30, 2026	December 31, 2025
Through Year End 2026	156,371	307,728
Through Year End 2027	324,679	314,510
Through Year End 2028	28,600	27,704
Total	509,650	649,942

The margin loan at December 31, 2025 of $3,084,931 was repaid in February 2026 and the related collateral of 40,000 Solana was released.

Note 7. Debt Financing

On September 20, 2024, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) and a Senior Secured Note (the “Note”) for an aggregate principal amount of $4,375,000, including OID interest of $875,000 maturing on January 31, 2025, with certain purchasers (the “Purchasers”), and the issuance of approximately 864 (pre reverse - 259,091) unregistered shares of the Company’s Common Stock. The aggregate gross proceeds to the Company were approximately $3.5 million, before deducting fees to the placement agent and other offering expenses payable by the Company of $514,700 and an escrow deposit of $250,000 required until certain security liens were filed. The Note and the common stock were recorded at the relative fair values of $2.6M and $852,000, respectively, in accordance with ASC 470-20-25-2. The aforementioned expenses were allocated based on the aforementioned fair values as a reduction to the carrying amount of the debt and a reduction of the equity in accordance with ASC 505-10. In connection with the Securities Purchase Agreement and Note, the Company entered into a Registration Rights Agreement with the Purchasers (the “Registration Rights Agreement”), requiring the Company to file a resale registration statement (the “Registration Statement”) with the U.S. Securities and Exchange Commission (the “Commission”) to register the unregistered shares of Common Stock. within forty-five (45) calendar days following the filing date, which is thirty (30) days after the closing date. The Company filed the required resale registration statement on October 23, 2024. The note was repaid upon maturity during the first quarter of 2025.

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

On October 7, 2024, at a special meeting of shareholders, the shareholders approved a proposal to authorize the Company’s Board of Directors in its sole and absolute discretion, to file a certificate of amendment (the “Amendment”) to the Company’s amended and restated certificate of incorporation to effect the reverse split at a ratio to be determined by the Board, not to exceed a 1-for-22 reverse split. A 1-for-22 reverse split was approved by the Board and was effective October 15, 2024. On April 23, 2025, under the Nevada Revised Statutes, the Board approved an Amendment to the Company’s Certificate of Incorporation with the State of Nevada to reduce the authorized shares from 500,000,000 to 1,666,667. The reduction in authorized shares, which was effective April 27, 2025, also effectuated a reverse stock split of the outstanding common shares at a ratio of 1-for-300. All share amounts, share prices and earnings per share have been adjusted to reflect the approved reverse stock splits.

On August 22, 2025, at the annual meeting of shareholders, the shareholders approved a proposal to authorize the Company’s Board of Directors in its sole and absolute discretion, to file a certificate of amendment (the “Amendment”) to the Company’s’ amended and restated certificate of incorporation to increase the authorized shares of common stock from 1,666,667 shares to 500,000,000 shares.

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

During the year ended December 31, 2025, the Company issued approximately 2.2M shares of common stock under the Sales Agreement and received net proceeds from the Sales Offering of approximately $18.9M after fees paid to the Agents and other offering expenses of $998,000. During the six months ended June 30, 2026, there were no sales of shares under the Sales Agreement.

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

Warrants

a)	In connection with the strategic advisory consulting agreement entered into on August 28, 2025, with Sol Markets (related party), a Cayman Islands exempt company, the Company issued warrants to purchase 6,321,367 shares of the Company’s Common Stock. The warrants have an exercise price of $0.0001, a ten-year term and were fully vested on issuance.

b)	The Company allocated the proceeds of the January 2025 Offering based on the fair values for the Series A, Series B warrants and Prefunded Warrants. The Company determined the fair value of the Series A and Series B warrants at the Offering date using the Monte Carlo pricing model and treated the valuation as a liability in consideration of the variable number of the issuer’s equity shares in the warrant agreements. The fair value of the Prefunded warrants, also recorded as liability, was based on market price of the common shares.

As a result of the August 2025 Series A Amendment, the outstanding 12,391 Series A warrants no longer met the liability classification in accordance with ASC 480 “Distinguishing Liabilities from Equity”.

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

In connection with the 2025 Repurchase Program, on October 6, 2025, the Company entered into an Open Market Share Repurchase Agreement (the “Repurchase Agreement”) with Cantor Fitzgerald (the “Broker”) whereby the Broker has agreed to act as a non-exclusive agent on behalf of the Company to repurchase shares of Common Stock in the open market pursuant to Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The Repurchase Agreement will continue in effect until terminated by either the Company or the Broker, with or without cause, upon written notice to the other party. The Company will pay Broker a commission at a rate of $0.02 for each share of Common Stock repurchased pursuant to the Repurchase Agreement.

Pursuant to the 2025 Repurchase Program, from January to June 2026, the Company repurchased a total of 1,213,669 shares of its common stock at a cost of $1,987,299, not including fees of 24,274.

Stockholder Rights Plan

On May 13, 2026, the Board of Directors (the “Board”) of the Company:

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

The Warrant liability at June 30, 2026 and December 31, 2025 consists of the following:

	June 30, 2026	December 31, 2025
Trading and Overallotment Warrants	$47	$37
Note Warrants	1	1
Offering Warrants – May 2024	288	453
Offering Warrants – January 2025 – Series B	49,195	96,959
Total Warrant Liability	$49,531	$97,450

The Warrants outstanding at June 30, 2026 and December 31, 2025, were as follows:

	June 30, 2026	December 31, 2025
Trading and Overallotment Warrants	1,335	1,335
Note Warrants	36	36
Offering Warrants – May 2024	453	453
Offering Warrants -January 2025 -Series A	12,391	12,391
Offering Warrants – January 2025 – Series B	5,307	5,307
Prefunded – cash and in kind	24,409,439	37,717,312
Cash and stapled warrants	63,213,672	63,213,672
Warrants issued to strategic advisor	4,428,467	6,321,367
Warrants issued for services arrangement	72,094	72,094
Total Warrants Outstanding	92,143,194	107,343,967

Note 11. Stock Options

On August 22, 2025, the shareholders approved the Company’s Equity Incentive Plan (the “2025 Plan”), to provide for the issuance of up to 2,000,000 options and/or shares of restricted stock be available for issuance to officers, directors, employees and consultants.

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

A summary of options for the six months ended June 30, 2026 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding at beginning of period	1,875,482	$9.76	9.65
Granted	-	-	-
Forfeited/cancelled	(20,078)	42.07	9.42

Outstanding at end of period	1,855,404	$8.35	9.15

Exercisable at end of period	1,837,904	$8.43	9.15

For the six months ended June 30, 2026 and 2025, the Company recognized stock-based compensation expense of $4,430,462 and $332,492, respectively, which was recorded in general and administrative expense.

For the three months ended June 30, 2026 and 2025, the Company recognized stock-based compensation expense of $2,200,255 and $288,109, respectively, which was recorded in general and administrative expense.

As of June 30, 2026 and December 31, 2025, there was $94,878 and $4,564,610, respectively, of unrecognized stock-based compensation related to unvested stock options, which is expected to be recognized over a weighted-average period of six months as of June 30, 2026.

At June 30, 2026, all of the stock options outstanding have exercise prices that exceed the market price at June 30, 2026 and as such, no intrinsic value exists. Intrinsic value is defined as the difference between the exercise price of the options and the market price of the Company’s common stock.

Note 12. Income Taxes

At the end of each interim reporting period, the Company estimates its effective tax rate expected to be applied for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods. Accordingly, the Company’s effective tax rate for the six months ended June 30, 2026 and 2025 was 0% and 0%. The Company’s effective tax rates for both periods were affected primarily by permanent differences between financial reporting and tax accounting for warrants, as well as a full valuation allowance on net deferred tax assets. In addition, utilization of the U.S. net operating losses may be subject to substantial limitations in the event of a change of ownership under the provisions of Section 382 of the Internal Revenue Code. The Company has not performed an analysis, but the potential impact of any limitation would not be material to the financial statements due to the fact that the respective deferred taxes assets are fully offset by a valuation allowance.

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

As of June 30, 2026 and December 31, 2025, the liability for uncertain tax positions is zero and the Company believes that no liability for unrecognized tax benefits is required in relation to the potential for additional assessments.

Note 13. Related Party Transactions and Balances

As of June 30, 2026 and December 31, 2025, accounts payable and accrued liabilities include $18,750 and $26,572, respectively, payable to officers and directors of the Company in the ordinary course of business. The amounts are unsecured, non-interest bearing and are due on demand, including both director fees and reimbursable expenses.

Consulting expense for services provided by Sol Edge Limited (the “Consultant”) during the six months ended June 30, 2026 and 2025 was $5,000,000 and $0, respectively. The consulting expense during the three months ended June 30, 2026 and 2025 was $2,500,000 and $0, respectively. At June 30, 2026 and December 31, 2025, the Company recorded a prepaid expense of $1,666,667 and $6,666,667, respectively, relating to the annual payment under the Consulting Agreement (See Notes 3 and 15).

The Consultant is wholly-owned and controlled by James Zhang, the brother of Alice Zhang, our Chief Investment Officer and director.

Note 14. Fair Value Measurements

As of June 30, 2026, the following financial assets and liabilities were measured at fair value on a recurring basis presented on the Company’s condensed consolidated balance sheet:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total

Assets
Cash	$12,071,008	$-	$-	$12,071,008
USDC	12	-	-	12
USDT	8	-	-	8
Digital commodities	109,960,300	-	-	109,960,300
Digital commodities, Locked SOL	-	34,321,893	-	34,321,893

Total assets measured at fair value	$122,031,328	$34,321,893	$-	$156,353,221

Liabilities
Warrant liability	-	49,531	-	49,531

Total liabilities measured at fair value	$-	$49,531	$-	$49,531

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

Consulting Agreement

Effective August 28, 2025 (“Effective Date”), the Company entered into (i) a consulting agreement (the “Consulting Agreement”) with Sol Edge Limited (the “Consultant”) pursuant to which the Consultant will provide consulting and related services to the Company with respect to its Treasury Policy and (ii) a strategic advisor agreement (the “Strategic Advisor Agreement”) with Sol Markets, a Cayman Islands exempt company (“Strategic Advisor”) pursuant to which the Strategic Advisor will provide strategic advice and guidance relating to the Company’s business, operations, growth initiatives and industry trends in the crypto technology sector. Based on terms of the Consulting Agreement, the Company transferred to the Consultant stablecoin valued at $10,000,000 for the initial annual period. For the six months ended June 30, 2026, the Company recorded an expense of $5,000,000 for the services provided, as described above, with a remaining prepaid expense of $1,666,000. For the three months ended June 30, 2026, the Company recorded an expense of $2,500,000 for the services provided.

The Consulting Agreement commenced on the Effective Date and shall continue in full force and effect for a term of 20 years (the “Term”), unless earlier terminated in accordance with Section 13(c). Thereafter, the Consulting Agreement may be renewed for additional periods as mutually agreed in writing by the Parties. If the Consulting Agreement is terminated by the Company for any reason during the Term, or if the Consultant terminates the Consulting Agreement due to a material breach by the Company, the Company shall pay to the Consultant, as liquidated damages and not as a penalty, an amount equal to all fees and other compensation that would have accrued to the Consultant under this Agreement from the date of termination through the end of the Term, paid monthly throughout the Term in accordance with the payment provisions herein.

Beginning on August 27, 2026, the Company has agreed under an amendment dated March 26, 2026 to pay the Consultant a monthly fee equal to 2% per annum for up to the first $1 billion in Account Equity, 1.75% per annum for the next $500 million and 1.5% per annum for all additional amounts above $1.5 billion. The Company has agreed to pay to the Consultant such fee, at its option, in the form of USDC, USDT, SOL, or some combination thereof. Account Equity is defined as the value as of any date of the financial instruments and other assets in accounts which are being administered, in whole or in part, by the Consultant.

The Consultant is wholly-owned and controlled by James Zhang, the brother of Alice Zhang, our Chief Investment Officer and Director.

Leases

On January 10, 2026, the Company executed a lease for a 3,116 square foot office facility in Shenzhen, China as a satellite office. The minimum lease term is through January 31, 2027 at a monthly rent of 58,709 Chinese Yuan.

Effective May 2, 2026, the Company leased a 1,467 square foot office in Hong Kong to serve as the headquarters of our overseas operations, the terms of which include an initial two-month rent free period. The lease term is three years and will continue through May 1, 2029 at a monthly rent of 82,321 Hong Kong dollars.

The Company evaluated the Shenzhen and Hong Kong leases under ASC 842 and determined that both leases are operating leases. The rate implicit in each lease was not readily determinable. Accordingly, the Company used its incremental borrowing rate based on information available at lease commencement. The selected incremental borrowing rates were 6.50% for the Shenzhen lease and 9.00% for the Hong Kong lease. The Company does not currently have any finance leases.

The Company recognizes operating lease right-of-use assets and operating lease liabilities based on the present value of fixed lease payments over the applicable lease term. Fixed lease payments included in the measurement of lease liabilities exclude refundable deposits, VAT, utilities, property management fees, and other non-lease or variable components. Cash paid for amounts included in the measurement of operating lease liabilities was $46,131 for the six months ended June 30, 2026.

Maturity period	Amount
Remainder of 2026	$97,627
2027	106,912
2028	98,832
2029	32,940
Total undiscounted payments	336,311
Less: imputed interest	(33,627)
Present value of lease liabilities	$302,684

Note 16. Segment Reporting

The Company determines operating segments based on metrics that our Chief Operating Decision Makers (“CODM”) review internally to manage our business, including resource allocation and performance assessment. In August 2025, as a result of the new treasury strategy, management re-evaluated the segment reporting structure and determined that the Company operates in two reportable segments other than our corporate activities. Our CODM regularly review financial results based on the two operating segments consisting of Medical Device and Digital Commodity Treasury.

Medical Device: This segment is responsible for executing and managing the Company’s medical device sales and distribution business.

Digital Commodity Treasury: This segment is responsible for executing and managing the Company’s digital treasury platform.

The CODM uses segment operating income (loss) to evaluate operating segment performance and allocate resources. The Company does not prepare separate balance sheets by operating segment for the CODM, as assets are not evaluated as part of operating segment performance and resource allocation.

Transactions between segments are reported as if each were a stand-alone business and are eliminated in consolidation. The Company ceased manufacturing operations in October 2025. Accordingly, for the three and six months ended June 30, 2026 the Medical Device segment includes only the continuing sales and distribution business.

Certain payroll, consultant, and other selling, general and administrative expenses were allocated to the segment that they support, with the remaining expenses allocated to corporate.

The following table presents the Company’s segment results (unaudited) for the six months and three months ended June 30, 2026 and 2025:

	SIX MONTHS ENDED JUNE 30, 2026				SIX MONTHS ENDED JUNE 30, 2025
	Medical Device	Digital Asset Treasury	Corporate	Consolidated	Medical Device DO	Digital Asset Treasury	Corporate	Consolidated
Net Revenue	$192,780	$-	$-	$192,780	$136,080	$-	$-	$136,080
Cost of goods sold	202,578	-	-	202,578	148,620	-	-	148,620
Cost of goods sold - inventory reserve	284,228	-	-	284,228	-	-	-	-
Total Cost of Goods Sold	486,806	-	-	486,806	148,620	-	-	148,620
Gross Margin (Loss)	(294,026)	-	-	(294,026)	(12,540)	-	-	(12,540)

Staking Revenue, net	-	5,457,656	-	5,457,656	-	-	-	-

Operating expenses:
Consulting fees – related parties	-	5,000,000	-	5,000,000	-	-	-	-
Selling, general and administrative	158,720	55,000	10,002,860	10,216,580	497,050	-	2,278,407	2,775,457
Research and development	-	-	420,255	420,255	-	-	-	-
Unrealized loss on digital commodities	-	84,336,553	-	84,336,553	-	-	-	-
Realized loss on digital commodities	-	14,716,799	-	14,716,799	-	-	-	-
Digital commodity transaction expenses	-	128,508	-	128,508	-	-	-	-
Total Operating Expenses	158,720	104,236,860	10,423,115	114,818,695	497,050	-	2,278,407	2,775,457
Loss from Operations	(452,746)	(98,779,204)	(10,423,115)	(109,655,065)	(509,590)	-	(2,278,407)	(2,787,997)

Other Income:
Interest expense, net	-	57,517	29,267	86,784	-	-	(530,038)	(530,038)
Fair market value adjustment on warrants	-	-	47,919	47,919	-	-	11,087,700	11,087,700
Other expense	-	-	329	329	-	-	(12)	(12)
Total Other Income	-	57,517	77,515	135,032	-	-	10,557,649	10,557,649
Loss Before Provision for Taxes	(452,746)	(98,721,687)	(10,345,600)	(109,520,033)	(509,590)	-	8,279,242	7,769,651
Tax Provision	-	-	-	-	-	-	-	-
Income (Loss) from Continuing Operations	$(452,746)	$(98,721,687)	$(10,345,600)	$(109,520,033)	$(509,590)	$-	$8,279,242	$7,769,651

	THREE MONTHS ENDED JUNE 30, 2026				THREE MONTHS ENDED JUNE 30, 2025
	Medical Device	Digital Asset Treasury	Corporate	Consolidated	Medical Device DO	Digital Asset Treasury	Corporate	Consolidated
Net Revenue	$-	$-	$-	$-	$136,080	$-	$-	$136,080
Cost of goods sold	-	-	-	-	148,620	-	-	148,620
Cost of goods sold - inventory reserve	284,228	-	-	284,228	-	-	-	-
Total Cost of Goods Sold	284,228	-	-	284,228	148,620	-	-	148,620
Gross Margin (Loss)	(284,228)	-	-	(284,228)	(12,540)	-	-	(12,540)

Staking Revenue, net	-	2,323,547	-	2,323,547	-	-	-	-

Operating expenses:
Consulting fees – related parties	-	2,500,000	-	2,500,000	-	-	-	-
Selling, general and administrative	80,729	40,000	5,042,528	5,163,257	69,968	-	1,341,193	1,411,161
Research and development	-	-	283,158	283,158	-	-	-	-
Unrealized loss on digital commodities	-	13,490,351	-	13,490,351	-	-	-	-
Realized loss on digital commodities	-	3,926,958	-	3,926,958	-	-	-	-
Digital commodity transaction expenses	-	64,686	-	64,686		-	-	-
Total Operating Expenses	80,729	20,021,995	5,325,686	25,428,410	69,968	-	1,341,193	1,411,161
Loss from Operations	(364,957)	(17,698,448)	(5,325,686)	(23,389,091)	(82,508)	-	(1,341,193)	(1,423,701)

Other Income:
Interest expense, net	-	76,746	-	76,746	-	-	96,953	96,953
Fair market value adjustment on warrants	-	-	31,211	31,211	-	-	6,468,811	6,468,811
Other expense	-	-	336	336	-	-	(12)	(12)
Total Other Income	-	76,746	31,547	108,293	-	-	6,565,751	6,565,751
Loss Before Provision for Taxes	(364,957)	(17,621,702)	(5,294,139)	(23,280,798)	(82,508)	-	5,224,558	5,142,049
Tax Provision	-	-	-	-	-	-	-	-
Income (Loss) from Continuing Operations	$(364,957)	$(17,621,702)	$(5,294,139)	$(23,280,798)	$(82,508)	$-	$5,224,558	$5,142,049

The following table presents the total assets by segment (unaudited) at June 30, 2026 and December 31, 2025:

June 30, 2026				DECEMBER 31, 2025
Medical Device	Digital Commodities	Corporate	Consolidated	Medical Device	Digital Commodities	Corporate	Consolidated
$570,381	$146,188,981	$13,591,213	$160,350,575	$849,388	$257,253,661	$10,972,124	$269,075,172

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

Loss from discontinued operations for the three and six months ended June 30, 2025 was as follows:

	THREE MONTHS ENDED	SIX MONTHS ENDED
	JUNE 30, 2025	JUNE 30, 2025
NET REVENUE (LOSS )	$86,642	$86,642
Cost of goods sold	376,043	376,043
Cost of goods sold - inventory reserve	730,086	730,086
Gross Margin (Loss)	(1,019,487)	(1,019,487)
OPERATING EXPENSES:
Selling, general and administrative	$501,739	$1,209,196
Research and development	61,455	143,471
Total Operating Expenses	563,194	1,352,667

OTHER INCOME (EXPENSE):
Foreign currency transaction loss and other	(63)	(41,359)
Other Income (Expense), net	(63)	(41,359)

Loss before income taxes (benefit)	(1,582,744)	(2,413,513)
Income tax benefit	-	132,000
Net Loss from Discontinued Operations	$(1,582,744)	$(2,281,513)

There were no assets or liabilities related to discontinued operations at June 30, 2026 or December 31, 2025 as the disposal occurred in October 2025.

Note 18. Subsequent Events

Trade Receivable Repayment Plan

On July 8, 2026, the Company and a trade customer agreed to a scheduled repayment plan with respect to the customer’s accounts receivable balance outstanding at June 30, 2026, under which the balance is payable in thirteen installments through July 2027. The Company received the first installment in July 2026. See Note 2 — Trade Receivables and Allowance for Credit Losses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis summarizes the significant factors affecting the condensed consolidated operating results, financial condition, liquidity and cash flows of our Company as of and for the periods presented below. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and notes included in this Quarterly Report on Form 10-Q. Unless the context requires otherwise, references in this Annual Report on Form 10-K to “we,” “us,” and “our” refer to SkyAI, Inc.

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

Overview

Since our inception in 2017 and through 2022, we devoted substantially all of our resources to the research and development of our safety syringe products. Commencing in 2022,` we started building inventory of syringe products. We commenced generating syringe revenues in 2025. In October 2025, we discontinued R&D and the manufacture of syringe products, and inventory marketed from that date was sourced from third-party manufacturers.

In August 2025, we adopted a digital commodity treasury strategy focused on accumulating Solana (“SOL”), the native digital commodity of the Solana blockchain. The Company earns staking rewards by delegating our digital commodities to third-party validators on proof-of-stake blockchain networks.

For the three and six months ended June 30, 2026, we reported a net loss of approximately $23.3 million and $109.5 million, primarily resulting from unrealized and realized losses on our Solana holdings of approximately $84.3 million and $14.7 million, respectively.

Our Medical Device segment has net revenues, cost of goods sold and gross margin/loss. We also have staking revenue from our Digital Commodities segment. Operating expenses include transaction expenses relating to digital commodity activities, research and development for our software under development and selling, general and administrative expenses related to both of our segments and our corporate office.

Substantially all of our research and development expenses to date have been incurred in connection with our syringe products. Following the transfer by the Company of certain assets, the Company is no longer engaged in medical device related research and development activities and is limiting its medical device activity to sales and distribution. The Company is now engaged in research and development for certain new products related to building an agentic finance platform. (see Recent Developments). We continue to prioritize long-term growth of the Company’s business, using cash and proceeds from the sale of SOL to fund operating expenses and our expansion plans.

On April 13, 2022, the Company’s Initial Public Offering was deemed effective with trading commencing on April 14, 2022. The Company received net proceeds of $14.2 million on April 19, 2022.

We maintain a corporate office located in Melville, New York. As of August 3, 2026, we had approximately 30 employees worldwide.

Recent Developments

On May 27, 2026, the Company announced its name change, the change in its ticker symbols, and a strategic transformation of its business, reflecting a shift from its legacy operations to the development of a technology-driven financial platform.

The Company is now focused on building an agentic finance platform designed to serve emerging markets across Asia, Latin America, and Africa (the “Global South”). By leveraging AI to aggregate and analyze on-chain financial data, the platform is being designed to enable users to better manage their assets and access global markets.

As part of its strategic transformation, the Company has established an international operational headquarters in Hong Kong to support strategic acquisitions, talent acquisition, and expansion efforts. The Company intends to utilize blockchain infrastructure, including the Solana network, as a foundational layer for its platform and treasury strategy.

Critical Accounting Policies and Significant Judgments and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our financial statements, as well as the reported revenues and expenses during the reported periods. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The fair market value adjustments related to investments in digital assets and warrants classified as liabilities, as well as inventory related adjustments, could impact the operating results in the reporting periods.

Summary of Significant Accounting Policies

Our significant accounting policies are described in Note 2 of the accompanying condensed consolidated financial statements and further discussed in our annual financial statements included in our annual report on Form 10-K for the year ended December 31, 2025.

Results of Operations

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2026	2025	2026	2025

Net Revenue	$-	$136,080	$192,780	$136,080
Cost of goods sold	-	148,620	202,578	148,620
Cost of goods – inventory reserve	284,228	-	284,228	-
Total cost of goods sold	284,228	148,620	486,806	148,620
Gross Margin (Loss)	(284,228)	(12,540)	(294,026)	(12,540)

Staking Revenue, net	2,323,547	-	5,457,656	-

Operating expenses:
Consulting fees – related party	2,500,000	-	5,000,000	-
Research and development	283,158	-	420,255	-
Selling, general and administrative	5,163,257	1,411,161	10,216,580	2,775,456
Unrealized loss on digital commodities	13,490,351	-	84,336,553	-
Realized loss on digital commodities	3,926,958	-	14,716,799	-
Digital commodity transaction expenses	64,686	-	128,508	-
Total Operating Expenses	25,428,410	1,411,161	114,818,695	2,775,456
Loss from Operations	(23,389,091)	(1,423,701)	(109,655,065)	(2,787,996)

Other income (expense)
Interest income (expense), net	76,746	96,953	86,784	(530,038)
Fair market value adjustment on warrants	31,211	6,468,811	47,919	11,087,700
Other expense	336	(12)	329	(12)
Other Income, net	108,293	6,565,752	135,032	10,557,650

Income (Loss) Before Provision for Taxes	(23,280,798)	5,142,051	(109,520,033)	7,769,654
Tax Provision	-	-	-	-
Income (Loss) from Continuing Operations	(23,280,798)	5,142,051	(109,520,033)	7,769,654

Discontinued Operations:
Loss from discontinued operations	-	(1,582,744)	-	(2,413,513)
Income tax benefit	-	-	-	132,000
Loss from Discontinued Operations	-	(1,582,744)	-	(2,281,513)

Net Income (Loss)	$(23,280,798)	$3,559,307	$(109,520,033)	$5,488,141

Comparison of the Six Months Ended June 30, 2026 and 2025.

Product Net Revenue/Gross Margin

For the six months ended June 30, 2026 and June 30, 2025, revenue increased by $56,700 to $192,780 from $136,080 driven by the sale of the Sologard product line of syringes in 2026.

The inventory reserve increased by $284,228 for the six month period ended June 30, 2026, with the prior period ended June 30, 2025 reserve of $0.

Staking Revenue – net

For the six months ended June 30, 2026, the Company recognized net staking revenue of $5,457,656 resulting from the digital treasury strategy implemented during the third quarter of 2025. No staking revenue was recognized in the same period of 2025.

Transaction expense – digital commodities

For the six months ended June 30, 2026, $128,508 in transaction expenses relate to custodian and exchange for digital commodity investments. No digital commodity transaction expenses were incurred in the same period of 2025.

Unrealized loss on digital commodities

During the six months ended June 30, 2026, the Company recognized $84,336,553 in unrealized loss on investments in digital commodities.

The unrealized loss resulted from a decrease of the average fair market value per unit of our investments net of the reduction in the discount on our Locked SOL. No digital commodities were held in the same period of 2025.

Realized loss on digital commodities

During the six months ended June 30, 2026, the Company recognized $14,716,799 in losses on investments in digital commodities.

The realized loss reflected the difference between the average price of $92.09 received for the sale of 135,399 SOL and the cost basis of $200.79. No digital commodities were held in the same period of 2025.

Research and Development

For the six months ended June 30, 2026, Research and Development (“R&D”) expenses increased to $420,255 compared to none in continuing operations for the six months ended June 30, 2025. This increase resulted from new R&D activities related to the Company’s software development. Prior period R&D was related to the Company’s manufacturing activities that are now included in the Loss from discontinued operations.

Selling, General and Administrative

For the six months ended June 30, 2026, General and Administrative (“G&A”) expenses were $10,216,580 as compared to $2,775,456 for the six months ended June 30, 2025. The increase of $7,441,124 was primarily attributable to the following factors

●	An increase of approximately $4.3 million in payroll and related costs of, primarily due to an increase of $4.1 million in stock compensation expense due to the vesting of stock options. The remaining $0.2 million increase was mainly due to payroll from new hires.

●	An increase of approximately $2.3 million in professional services:

○	$0.8 million related to audit, accounting and tax advisory services
○	$0.4 million increase in legal fees
○	$1.1 million increase in consulting and other professional services

●	All other G&A expenses increased approximately $0.8 million primarily due to an increase of $0.6 million in insurance costs

Consulting fees – related parties

This amount of $5,000,000 represents consulting fees to Sol Edge. See Note 13 to the Condensed Consolidated Financial Statements.

Net Interest expense (income)

Net interest income was $86,784 for the six months ended June 30, 2026, compared to interest expense of $ 530,038 for the six months ended June 30, 2025. Net interest changed by $616,822 due to a) interest earned on cash in 2026 of $117,884 as compared to $178,351 in 2025 b) interest expense of $708,390 for the accreted interest on the debt financing that originated in the third quarter of 2024 as compared to $19,229 in interest expense during 2026.

FMV Adjustment for Warrants

The value of the Warrants recorded as a liability requires the Fair Market Value (“FMV”) to be recorded at the date warrants are issued and then be remeasured at each reporting date while outstanding with recognition of the changes in fair value to other income or expense in the Condensed Consolidated Statement of Operations. For the six months ended June 30, 2026, and 2025 the Company recorded a FMV gain adjustment of $47,919 and $11,087,700, respectively.

Comparison of the Three Months Ended June 30, 2026 and 2025.

Product Net Revenue/Gross Margin

For the three months ended June 30, 2026 and June 30, 2025, we recognized revenues of $0 and $136,080 from the sale of the Sologard product line of syringes.

Staking Revenue – net

For the three months ended June 30, 2026, the Company recognized net staking revenue of $2,323,547 resulting from the digital treasury strategy implemented during the third quarter of 2025.

Transaction expense – digital commodities

For the three months ended June 30, 2026, $64,686 in transaction expenses relate to custodian and exchange for digital commodity investments.

Unrealized loss on digital commodities

During the three months ended June 30, 2026, the Company recognized $13,490,351 in unrealized loss on investments in digital commodities.

The unrealized loss resulted from a decrease of the average fair market value per unit of our investments net of the reduction in the discount on our Locked SOL. No digital commodities were held in the same period of 2025.

Realized loss on digital commodities

During the three months ended June 30, 2026, the Company recognized $3,926,958 in losses on investments in digital commodities.

The realized loss reflected the difference between the average price of $89.85 received for the sale of 35,399 SOL and the cost basis of $200.79.

Research and Development

For the three months ended June 30, 2026, R&D expenses increased to $283,158 compared to none in continuing operations for the three months ended June 30, 2025. This increase resulted from new R&D activities based at the Company’s Hong Kong operation.

Selling, General and Administrative

For the three months ended June 30, 2026, G&A expenses were $5,163,257 as compared to $1,411,161 for the three months ended June 30, 2025. The increase of $3,752,096 was primarily attributable to the following factors

●	An increase of approximately $2.2 million in payroll and related costs, consisting of $1.9 million increase in stock compensation expense and $0.3 million payroll increase.

●	All other G&A expenses increased approximately $ 1.5 million, primarily due to higher professional and legal fees $0.6 million, insurance costs $0.2 million and consulting fees $0.7 million.

Consulting fees – related parties

This amount of $2,500,000 represents consulting fees to Sol Edge. See Note 13 to the Condensed Consolidated Financial Statements.

Net Interest expense (income)

Net Interest income was $76,746 for the three months ended June 30, 2026, compared to $ 96,953 for the three months ended June 30, 2025.

FMV Adjustment for Warrants

For the three months ended June 30, 2026, and 2025 the Company recorded a FMV gain adjustment of $31,211 and $6,468,811, respectively.

Liquidity and Capital Resources

At June 30, 2026, and December 31, 2025, we had a cash balance of $12,071,008 and $10,382,745, respectively. The Company had working capital of $12,627,942 at June 30, 2026 as compared to a working capital of $14,187,484 as of December 31, 2025. The decrease in our working capital of $1,559,542, after net proceeds from the sale of Solana in 2026 of $12,469,465, was primarily related to increases use of cash of $5,672,370 in operations, cash used to repay the margin loan of $3,084,931 and the share repurchase program of $2,011,573.

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

Cash Flows

Net Cash Used in Operating Activities

The Company used cash of $5,672,370 and $2,276,940 in operating activities for the six months ended June 30, 2026 and 2025, respectively. The change in cash used was principally due to the Company incurring higher G&A expenses and new R&D activities, as described above, during the six months ended June 30, 2026.

Net Cash Provided By Investing Activities

For the six months ended June 30, 2026, the Company provided cash from investing activities of $12,457,526. For the six months ended June 30, 2025, the Company had no cash provided by or used for continuing operations. The increase in net cash provided by investing activities was indicative of the changing nature of the business driven by the sale of Solana and the decrease in fixed asset additions.

Net Cash Provided by Financing Activities

For the six months ended June 30, 2026 and 2025, the Company used and provided cash from financing activities of $5,096,894 and $ 13,953,030 respectively. In the 2025 period, the cash provided was from the $18.2 million in net proceeds from the Offering in January 2025 offset by the debt repayment of $4.2 million. In the 2026 period, the cash was used for the repayment of the margin loan $3,084,931 and the share repurchase program $ 2,011,573.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

Except for the additional risk factors set forth below, factors that could cause our actual results to differ materially from those in this Quarterly Report are described in the Form 10-K for the year ended December 31, 2025, any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. Except as described below, as of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the Form 10-K for the year ended December 31, 2025. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

We have recently undergone a fundamental transformation of our business and strategic direction, and there can be no assurance that our new strategy will be successful.

Beginning in the second quarter of 2026, we discontinued our legacy business of marketing and distribution of syringe products and related drug-delivery systems, and adopted a new business strategy focused on building an agentic finance platform serving the global south. We have limited operating history in the agentic finance platform markets, and our ability to execute our new strategy is unproven. Our management team, while experienced in corporate strategy, mergers and acquisitions and capital markets, has not previously managed a publicly traded finance platform company. There can be no assurance that our strategic pivot will result in successful acquisitions, revenue growth or profitability, and the failure to execute our strategy could have a material adverse effect on our business, financial condition and results of operations.

Our use and integration of AI, including generative AI, in connection with our Solana treasury strategy and broader business operations expose us to operational, legal, regulatory, reputational, and competitive risks.

AI technologies, particularly generative AI, remain in relatively early stages of commercial deployment and are inherently complex and rapidly evolving. These technologies may produce inaccurate, incomplete, misleading, or “hallucinatory” outputs and may embed unintended biases or discriminatory or otherwise flawed results that may not be readily detectable. To the extent that AI-driven analyses, forecasts, or decision-making tools are used in connection with our treasury management, digital asset strategies, or related services, any deficiencies, inaccuracies or perceived flaws in such outputs could adversely affect our decision-making, financial performance, reputation, and competitive position.

In addition, our reliance on AI-powered tools may increase the risk of inadvertent disclosure or misuse of confidential or proprietary information. If our employees, contractors, or service providers input sensitive information into third-party AI systems, such information could become part of external training datasets or otherwise be exposed to third parties, potentially impairing our ability to protect our intellectual property or maintain the confidentiality of our strategic or financial data. Our ability to mitigate these risks depends in large part on the effectiveness of our internal controls, policies, and safeguards governing the use of AI technologies.

The legal and intellectual property landscape surrounding generative AI is uncertain and evolving. Content generated using AI tools may not be eligible for copyright protection, which could limit our ability to commercialize such content or assert ownership rights. Furthermore, AI-generated outputs may inadvertently infringe upon third-party intellectual property, privacy, or publicity rights, including where such outputs are derived from or resemble protected materials used in training underlying models. Any such claims could result in litigation, liability, regulatory scrutiny, or restrictions on our use of AI technologies.

Our use of AI may also increase our exposure to cybersecurity risks, including potential data breaches or unauthorized access to sensitive information processed through AI systems. Any such incidents could result in legal liability, regulatory enforcement, reputational harm, and increased costs associated with remediation and compliance.

Additionally, competitors or other market participants may adopt AI technologies more effectively or more rapidly than we do, which could impair our ability to compete, particularly in the context of digital asset treasury management and analytics. As AI adoption continues to expand, we expect to incur additional costs and devote significant resources to developing, maintaining, and monitoring our AI capabilities, as well as addressing associated ethical, operational, and compliance challenges.

As a result of the foregoing, our use of AI technologies could materially and adversely affect our business, financial condition and results of operations.

Evolving laws, regulations, and regulatory interpretations relating to artificial intelligence may adversely affect our business, including our ability to use AI in connection with our Solana treasury strategy.

The regulatory environment governing AI, machine learning, and automated decision-making is rapidly developing and remains uncertain across jurisdictions. New laws and regulations may be adopted, and existing laws may be interpreted or applied in ways that restrict or impose additional requirements on our use of AI technologies. We may be required to modify our operations, limit certain uses of AI, or incur significant costs to achieve compliance, any of which could adversely affect our business, financial condition and results of operations.

For example, the European Union’s Artificial Intelligence Act (the “AI Act”), which entered into force on August 1, 2024 and is expected to become fully applicable by August 2, 2026, establishes a risk-based framework governing the development and deployment of AI systems. The AI Act imposes varying levels of obligations depending on the classification of AI systems, including prohibitions on certain uses and stringent requirements for systems deemed “high-risk.” To the extent our current or future AI applications fall within the scope of the AI Act or similar regulatory regimes, we may be subject to increased compliance burdens, operational constraints, and potential liability.

Similarly, in the United States and other jurisdictions, regulatory authorities have begun adopting and enforcing laws and guidance relating to AI, data privacy, and consumer protection. These developments may require us to obtain additional consents, implement enhanced governance frameworks, or modify our use of AI technologies. Regulatory authorities, including the Federal Trade Commission, have also taken enforcement actions requiring companies to disgorge data or models derived from allegedly non-compliant AI practices. Any such actions directed or expected to be directed against us could have a material impact on our operations.

If we are unable to effectively anticipate, manage, and comply with evolving AI-related legal and regulatory requirements, or if our use of AI technologies becomes restricted or economically impractical, our business may become less efficient, we may face increased costs or liability, our financial condition or results of operations could suffer, and our competitive position could be adversely affected.

Sales, or the perception of sales, of our shares of common stock by us or our existing stockholders in the public market could cause the market price for our common stock to decline.

The sale of substantial amounts of shares of common stock in the public market or the perception that such sales could occur, could harm the prevailing market price of our common stock. These sales, by us or our existing stockholders, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sale of Unregistered Equity Securities

During the quarter ended June 30, 2026, no unregistered sales of equity securities occurred.

Repurchases of Equity Securities

During the three months ended June 30, 2026, the Company repurchased 345,991 shares of our common stock for $422,712. The following table presents information with respect to purchases of common stock of the Company during the three months ended June 30, 2026, by the Company or an “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
April 1, 2026 to April 30, 2026	27,400	$1.86	27,400
May 1, 2026 to May 31, 2026	-	-	-
June 1, 2026 to June 30, 2026	318,591	$1.17	318,591
Total	345,991	$1.22	345,991	$97,988,427

(1)	The shares were purchased pursuant to our share repurchase program (the “2025 Repurchase Program”) which was publicly announced by the Company on October 9, 2025. The 2025 Repurchase Program provides for the repurchase of up to $100 million of our outstanding shares of common stock and will continue in effect until terminated.
(2)	This column discloses the number of shares purchased pursuant to the program during the indicated time periods.

Item 3. Default Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

During the quarterly period ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Certificate of Amendment to the Company’s Amended and Restated Articles of Incorporation (incorporated by reference to the Ex 3.1 of the Current Report on Form 8K filed with SEC on June 1, 2026)
10.1	Employment Agreement dated May 22, 2026, by and between Company and Arthur Levine (incorporated by reference to the Ex 10.1 of the Current Report on Form 8K filed with SEC on May 29, 2026)
31.1*	Certification of Chief Executive Officers (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officers (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 7th day of August 2026.

SKYAI, INC.

August 7, 2026	/s/ Paul K. Danner
Paul K. Danner
Executive Chairman and Principal Executive Officer (Principal Executive Officer)

August 7, 2026	/s/ Arthur Levine
Arthur Levine Chief Financial Officer (Principal Financial Officer)

