Form 10-Q
period 2026-09-30
SkyAI, Inc.
filed 2026-11-06
CIK 1737995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 2, 2026, 50,854,199 shares of the registrant’s common stock, par value $0.0001 per share, were issued and outstanding.

2

Item 1. Financial Statements:

SKYAI, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2026	2025
	(Unaudited)	(Audited)

Assets:
Current Assets
Cash	$7,477,772	$10,382,745
Payment stablecoin	3,045,544	-
Accounts receivable – product trade	334,593	204,120
Accounts receivable – digital currency, net	313,181	507,842
Prepaid expenses – related party	-	6,666,667
Prepaid expenses and other current assets	675,814	475,869
Inventories, net	173,481	645,268
Total Current Assets	12,020,385	18,882,511

Digital commodities, at fair value	231,434,988	250,111,125
Fixed assets, net	44,065	81,167
Right of use assets	244,491	-
Other assets	210,746	370
Total Assets	$243,954,675	$269,075,173

Liabilities:
Current Liabilities
Accounts payable and accrued liabilities	$2,504,587	$1,512,646
Margin loan	-	3,084,931
Warrant liability	31,301	97,450
Current portion of right of use liabilities	113,707	-
Total Current Liabilities	2,649,595	4,695,027
Right of use liabilities	145,805	-
Total Liabilities	2,795,400	4,695,027

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding (2025: 0)	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 50,961,999 issued, 49,110,446 outstanding at September 30, 2026 and 28,995,403 issued and outstanding at December 31, 2025	5,096	2,899
Additional paid-in capital	585,808,190	581,324,579
Treasury stock, at cost, 1,851,553 and 0 shares, respectively at September 30, 2026 and December 31, 2025	(3,112,399)	-
Accumulated deficit	(341,541,612)	(316,947,332)
Total Stockholders’ Equity	241,159,275	264,380,146
Total Liabilities and Stockholders’ Equity	$243,954,675	$269,075,173

The accompanying notes are an integral part of these financial statements.

SKYAI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30

(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2026	2025	2026	2025

Net Revenue	$-	$68,040	$192,780	$204,120
Cost of goods sold	-	71,260	202,578	219,880
Cost of goods – inventory reserve	-	-	284,228	-
Total cost of goods sold	-	71,260	486,806	219,880
Gross Margin (Loss)	-	(3,220)	(294,026)	(15,760)

Staking Revenue, net	2,551,013	2,205,423	8,008,669	2,205,423

Operating expenses:
Warrant issuance - related party	-	101,331,513	-	101,331,513
Consulting fees – related party	2,112,524	892,458	7,112,523	892,458
Research and development	626,800	-	1,047,055	-
Selling, general and administrative	2,598,029	7,100,593	12,814,606	9,876,048
Unrealized gain on digital commodities	(90,525,120)	(14,864,742)	(6,188,567)	(14,864,742)
Realized loss (gain) on digital commodities	2,815,036	(635,000)	17,531,835	(635,000)
Digital commodity transaction expenses	71,700	810,861	200,208	810,861
Total Operating Expenses	(82,301,031)	94,635,683	32,517,660	97,411,138
Income (Loss) from Operations	84,852,044	(92,433,480)	(24,803,017)	(95,221,475)

Other income (expense)
Interest income (expense), net	49,148	68,488	135,932	(461,551)
Fair market value adjustment on warrants	18,229	1,208,142	66,148	12,295,842
Other income (expense)	6,329	-	6,657	(13)
Derivative loss, net	-	(4,378,749)	-	(4,378,749)
Other Income (Expense), net	73,706	(3,102,119)	208,737	7,455,529

Income (Loss) Before Provision for Taxes	84,925,750	(95,535,599)	(24,594,280)	(87,765,946)
Tax Provision	-	-	-	-
Income (Loss) from Continuing Operations	84,925,750	(95,535,599)	(24,594,280)	(87,765,946)

Discontinued Operations:
Loss from discontinued operations	-	(9,797,694)	-	(12,211,207)
Income tax benefit	-	-	-	132,000
Loss from Discontinued Operations	-	(9,797,694)	-	(12,079,207)

Net Income (Loss)	$84,925,750	$(105,333,293)	$(24,594,280)	(99,845,153)

Income (loss) per share from Continuing Operations, basic and diluted	$1.18	$(3.93)	$(0.34)	$(10.36)
Loss per share from Discontinued Operations, basic and diluted	-	(0.40)	-	(1.43)
Net income (loss) per share, basic and diluted	$1.18	$(4.33)	$(0.34)	$(11.79)
Weighted average shares used to compute net income (loss) per share, basic and diluted	71,762,471	24,341,005	72,142,388	8,465,616

The accompanying notes are an integral part of these financial statements.

SKYAI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30

(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2026	2025	2026	2025
Net Income (loss)	$84,925,750	$(105,333,293)	$(24,594,280)	$(99,845,153)

Other comprehensive income:

Foreign currency translation adjustments	-	481,638	-	367,861

Comprehensive Income (loss)	$84,925,750	$(104,851,655)	$(24,594,280)	$(99,477,292)

The accompanying notes are an integral part of these financial statements.

SKYAI, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance – December 31, 2024	-	$-	6,827	$1	$36,418,041	$23,293	$(34,445,206)	$1,996,129
Net income for the three months ended March 31, 2025	-	-	-	-	-	-	1,928,834	1,928,834
Share-based compensation charges	-	-	-	-	44,383	-	-	44,383
Equity offering - January 2025	-	-	47,619	4	5,873,405	-	-	5,873,409
Exercise of Series B warrants	-	-	431,395	43	(43)	-	-	-
Foreign currency translation	-	-	-	-	-	292,573	-	292,573
Balance – March 31, 2025	-	$-	485,841	$48	$42,335,786	$315,866	$(32,516,372)	$10,135,328
Net income for the three months ended June 30, 2025	-	-	-	-	-	-	3,559,307	3,559,307
Share-based compensation charges	-	-	-	-	288,109	-	-	288,109
Exercise of Series B warrants	-	-	537,373	53	(53)	-	-	-
Foreign currency translation	-	-	-	-	-	556,926	-	556,926
Balance – June 30, 2025	-	$-	1,023,214	$101	$42,623,842	$872,792	$(28,957,065)	$14,539,670
Net loss for the three months ended September 30, 2025	-	-	-	-	-	-	(105,333,293)	(105,333,293)
Share-based compensation charges	-	-	-		104,634,010	-	-	104,634,010
Equity offering - August 2025 PIPE	-	-	24,338,649	2,433	403,232,255	-	-	403,234,688
Exercise of Series A warrants	-	-	315,805	32	1,954,515	-	-	1,954,547
Exercise of prefunded warrants	-	-	388,462	39	-	-	-	39
Shelf offering – ATM	-	-	1,560,368	156	14,665,978	-	-	14,666,134
Foreign currency translation	-	-	-	-	-	(481,638)	-	(481,638)

Balance – September 30, 2025	-	-	27,626,498	$2,761	$567,110,600	$391,154	$(134,290,358)	$433,214,157

SKYAI, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

(Unaudited)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance – December 31, 2025	-	$-	28,995,403	$2,899	-	$-	$581,324,579	$-	$(316,947,332)	$264,380,146
Net loss for the three months ended March 31, 2026	-	-	-	-	-	-	-	-	(86,239,232)	(86,239,232)
Share-based compensation charges	-	-	-	-	-	-	2,230,208	-	-	2,230,208
Share repurchase for treasury stock	-	-	-	-	(867,678)	(1,588,861)	-	-	-	(1,588,861)
Exercise of prefunded warrants	-	-	9,401,702	940	-	-	-	-	-	940
Exercise of warrants - related party	-	-	1,892,900	189	-	-	-	-	-	189
Balance – March 31, 2026	-	$-	40,290,005	$4,028	(867,678)	$(1,588,861)	$583,554,787	$-	$(403,186,564)	$178,783,390
Net loss for the three months ended June 30, 2026	-	-	-	-	-	-	-	-	(23,280,798)	(23,280,798)
Share-based compensation charges	-	-	-	-	-	-	2,200,255	-	-	2,200,255
Share repurchase for treasury stock	-	-	-	-	(345,991)	(422,712)	-	-	-	(422,712)
Exercise of prefunded warrants	-	-	3,906,171	391	-	-	(391)	-	-	-
Balance – June 30, 2026	-	$-	44,196,176	$4,419	(1,213,669)	$(2,011,573)	$585,754,651	$-	$(426,467,362)	$157,280,135
Net income for the three months ended September 30, 2026	-	-	-	-	-	-	-	-	84,925,750	84,925,750
Share-based compensation charges	-	-	-	-	-	-	54,216	-	-	54,216
Share repurchase for treasury stock	-	-	-	-	(637,884)	(1,100,826)	-	-	-	(1,100,826)
Exercise of warrants – related party	-	-	265,000	27	-	-	(27)	-	-	-
Exercise of prefunded warrants	-	-	6,500,823	650	-	-	(650)	-	-	-
Balance – September 30, 2026	-	$-	50,961,999	$5,096	(1,851,553)	$(3,112,399)	$585,808,190	$-	$(341,541,612)	$241,159,275

The accompanying notes are an integral part of these financial statements.

SKYAI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30

(UNAUDITED)

	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,594,280)	$(99,845,153)
Less: Loss from discontinued operations	-	(12,079,207)
Loss from continuing operations	(24,594,280)	(87,765,946)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	68,928	165,309
Warrant issuance – related party	-	101,331,513
Stock-based compensation	4,484,679	3,634,989
Accretion of debt discount	-	708,390
Inventory reserve adjustment	284,228	-
Fair market value adjustment for warrants	(66,148)	(12,295,842)
Non-cash operating lease right of use assets	98,631	-
Amortization of related party prepaid	6,666,667	-
Digital commodities received as staking revenues, net	(8,008,669)	(2,205,423)
Validator operating fees	58,988	-
Realized loss (gain) on digital commodities	17,531,835	(635,000)
Realized loss on derivatives	-	2,845,000
Unrealized gain on digital commodities	(6,188,567)	(14,864,742)
Unrealized loss on derivatives	-	1,533,749
Changes in operating assets:
Accounts receivable – trade and digital	(130,473)	(635,505)
Prepaid expenses and other	(199,945)	-
Operating lease right of use liabilities	(83,612)	-
Inventory	187,559	-
Other assets	(210,376)	-
USDC purchased for vendor payments	(354,595)	-
Accounts payable and accrued liabilities	1,309,867	1,124,499
Net cash used in operating activities	(9,145,283)	(7,059,009)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of digital assets	-	(186,104,214)
Purchase of and deposits paid for fixed assets	(31,825)	-
Sale of digital commodities	12,469,465	-
Net cash provided by (used in) investing activities	12,437,640	(186,104,214)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from offerings and warrant exercises	-	207,320,039
Proceeds from margin loan	-	7,628,888
Repayment of debt	-	(4,222,012)
Share repurchase program	(3,112,399)	-
Repayment of margin loan	(3,084,931)	-
Net cash provided by (used in) financing activities	(6,197,330)	210,726,915

NET INCREASE (DECREASE) IN CASH - CONTINUING OPERATIONS	(2,904,973)	17,563,692

CASH FLOWS FROM DISCONTINUED OPERATIONS
Net cash used in operating activities - discontinued operations	-	(4,684,519)
Net cash used in investing activities - discontinued operations	-	(3,401,811)
Effect of Exchange Rate – discontinued operations	-	180,303
NET DECREASE IN CASH - DISCONTINUED OPERATIONS	-	(7,906,027)

CASH — BEGINNING OF PERIOD	10,382,745	864,041
CASH — END OF PERIOD	$7,477,772	$10,521,706

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Digital assets received from common stock issuance	$-	$144,035,589
USDC received from common stock issuance	$-	$86,104,501
Right-of-use assets obtained	$343,123	$-
USDC received from sale of SOL	$3,007,746	$-
USDC/T payment for operations	$(316,799)	$-
Cash paid for interest	$44,318	$-
OID interest	$-	$875,000

The accompanying notes are an integral part of these financial statements.

SKYAI, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

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

On October 6, 2025, the Company entered into definitive agreements, including a bill of sale, assignment and assumption agreement providing for the transfer by the Company of certain assets, and a contract for the transfer of business share providing for the assignment by the Company of all of the Company’s right, title and interest in and to the issued and outstanding shares of Safegard Medical Kft, the Hungarian subsidiary, which is reflected in the accompanying financial statements as a discontinued operation. As of October 6, 2025, with the ownership transfer of Safegard Medical Kft complete, the Company discontinued all design and manufacturing to focus instead solely on marketing and distribution.

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

The accompanying condensed consolidated financial statements include the accounts of SkyAI, Inc. and its wholly owned subsidiaries, SOL Equity Limited (in Cayman Islands), and Axis Global Tech Limited (in Hong Kong), collectively referred to as the “Company.” All intercompany transactions and balances have been eliminated.

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

These unaudited Condensed Consolidated Financial Statements do not include all disclosures that are normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and should be read in conjunction with the audited Consolidated Financial Statements and the related notes included in the 2025 Annual Report. The condensed consolidated financial information as of December 31, 2025 included herein has been derived from the audited Condensed Consolidated Financial Statements in the 2025 Annual Report.

In the opinion of management, these Condensed Consolidated Financial Statements contain all adjustments (consisting of normal recurring adjustments, including eliminations of material intercompany accounts and transactions) considered necessary for a fair statement of the results presented herein. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2026.

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

Basic and Diluted Earnings (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the condensed consolidated statements of operations. Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Pre-funded and related party warrants exercisable for nominal consideration of $0.0001 per share are included in weighted average shares outstanding for basic EPS from their date of issuance. Basic EPS for the nine months ended September 30, 2026 included 26,260,131 in outstanding pre-funded warrants and 4,911,886 in outstanding related party warrants. The three months ended September 30, 2026 included 22,966,524 in outstanding pre-funded warrants and 4,278,684 in related party warrants. Basic EPS in the three and nine months ended September 30, 2025 included 38,875,023 and 38,486,561 in pre-funded warrants, respectively.

Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of September 30, 2026 and 2025, there were 65,163,806 and 71,423,180, respectively, of stock options and warrants that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are maintained with various financial institutions. At September 30, 2026 and December 31, 2025, the Company had cash of $7,477,772 and $10,382,745, respectively, and no cash equivalents.

Trade Receivable and Allowance for Credit Losses

Trade receivables from contracts with customers are recorded at invoiced amounts and do not bear interest. Because product revenue is currently concentrated in a limited number of customers, the Company measures expected credit losses under ASC 326 on an individual basis rather than a collective basis.

On July 8, 2026, the Company and a trade customer agreed to a scheduled repayment plan with respect to the customer’s accounts receivable balance outstanding at June 30, 2026, under which the balance is payable in thirteen installments through July 2027. The Company collected $62,323 during the quarter ended September 30, 2026. Based on its assessment, including payments subsequently received, the Company expects to collect the trade receivable balance in full, and no allowance for credit losses was recorded at September 30, 2026 or December 31, 2025.

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

Classification of Digital Commodities & Payment Stablecoin

Management assessed SOL, USDC, & USDT under ASU 2023-08. For new asset classes that are out of ASU 2023-08’s scope, the Company considered the assets’ underlying characteristics within the GENIUS Act, ASC 825, and ASC 350 for assignment as a cash equivalent, financial or intangible asset respectively. The Company also evaluated if each new asset type should be presented as long-term or current under ASC 210.

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

Under the GENIUS Act, a payment stablecoin not issued by a permitted payment stablecoin issuer may not be treated as cash or a cash equivalent for accounting purposes; the Act is not yet effective. Management does not consider USDC or USDT to be cash equivalents under ASC 230 but, based on guidance under ASC 210, classifies payment stablecoins as current assets expected to be converted to cash within one year from the balance sheet date. The Company reports payment stablecoins as a current financial asset on the balance sheet adjusted to fair market value.

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

Sensitivity to market risk

The Company is exposed to SOL market risk related to our digital commodity holdings, which are impacted by the market value of the respective digital commodity held. The Company performed a sensitivity analysis assuming a hypothetical 10% change in the fair value of these digital commodities to demonstrate the potential impact on our financial results. A hypothetical 10% increase or decrease in market prices would have positively or negatively impacted our Income (loss) before income taxes by approximately $23.1 million for the quarter ended September 30, 2026.

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

The Company is authorized to enter into derivative positions. For any open derivative positions, the Custodians provide a period-end spot price for the open positions based on valuation models applied based on various inputs.

Remeasurement on a recurring basis

Subsequent to the acquisitions of SOL, remeasurement of change in fair value is done by taking the spot price as defined above on the last day of the period. Tokens are bifurcated between liquid and locked tokens. In the case of liquid tokens, the aggregate fair value is computed by taking the number of liquid tokens and multiplying by the period-end spot price. In the case of locked tokens, the aggregate fair value is computed by taking the number of locked tokens, discounted by the appropriate percentage, which as of December 31, 2025 was 10% and as of September 30, 2026 was 9.75%. As locked tokens become unlocked over time, they are added to the count of liquid tokens and accordingly, make up less of that discount percentage over time when computing aggregate fair value on locked tokens. Management considers this a Level 2 input and monitors this discount percentage adjusting when appropriate.

Staking revenue

The Company earns staking rewards by delegating our digital commodities to third-party validators on proof-of-stake blockchain networks. These tokens remain under the Company’s control and are not derecognized, as the delegation does not constitute a transfer of control under ASC 610-20 or ASC 350-60.

While there is no explicit guidance under U.S. GAAP for staking activities, the Company applies the principles of ASC 606, Revenue from Contracts with Customers, by analogy. Management evaluates whether a contract exists, identifies the performance obligations, and determines whether the Company acts as a principal or agent in the transaction. The transaction price is measured at the fair value of the digital commodities received at the time control is obtained Changes in protocol rules or accounting interpretations may materially impact how staking revenue is recognized and measured. SOL tokens held by the Company, whether liquid or locked, are eligible for staking. The Company has determined that it is the delegator and the custodians, directly or via agreements, are the validators. Therefore, the Company recognizes the staking rewards on a net basis unless it is the validator.

The Company recognizes revenue from staking rewards as the rewards are earned. Rewards are earned at the end of each epoch (just under two day periods for SOL); rewards earned but not yet received at period end are recorded in Accounts receivable – digital commodities, net. This revenue is reported in the Statements of consolidated statement of operations under the line item “Staking Revenue.”

The Company staked substantially all of its SOL treasury during the period ended September 30, 2026. The Company maintains control over the delegated SOL tokens throughout the staking period. Although the tokens undergo a bonding process with validators, the Company retains the ability to initiate unbonding at any time for liquid SOL. The validators cannot sell, pledge, or otherwise dispose of the tokens. As such, the Company continues to recognize the delegated SOL tokens as part of its digital commodity holdings.

Realized disposition of the digital commodities

When digital commodities are disposed, realized gains or (losses) are recorded for the difference between the price at disposition and its cost. For sales of digital commodities, this would be the net transaction price. All sales of Solana are made from wallets and with tokens that were specifically identified, including their cost basis, prior to disposition.

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

The Company’s software development activities were in the preliminary project stage at September 30, 2026. Accordingly, no software development costs were capitalized during the three and nine months ended September 30, 2026, and such costs are included with other corporate activities in research and development expenses.

Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigations, fines and penalties and other sources are recognized when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal fees related to contingencies are expensed as incurred. Gain contingencies are not recognized until the gain is realizable or realized.

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40) and in January 2025 issued ASU 2025-01, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. The new guidance requires disaggregated information about the entity’s type of expenses into certain categories. As clarified by ASU 2025-01, the guidance is effective for public business entities for annual reporting periods beginning after December 15, 2026, and for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company expects to adopt the annual disclosure requirements in its Annual Report on Form 10-K for the year ending December 31, 2027, and the interim disclosure requirements beginning with its Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2028. The Company is evaluating the impact of the new guidance on its disclosures within the condensed consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The new guidance removes the references to software development project stages in Subtopic 350-40 and instead requires capitalization to begin when management with the relevant authority has authorized and committed to funding the project and it is probable that the project will be completed and the software will be used to perform the function intended. Capitalization is deferred while significant uncertainty exists regarding the development activities of the software, such as novel or unproven functions or technologies, or significant performance requirements that have not been identified or continue to be substantially revised. The guidance is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, and may be applied on a prospective, modified prospective, or retrospective basis. Early adoption is permitted as of the beginning of an annual reporting period. The Company continues to monitor the effect of the new guidance on its software development activities.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the scope, form and content, and disclosure requirements of interim reporting, and adds a disclosure principle requiring disclosure of events occurring after the most recent annual reporting period that have a material impact on the entity. For public business entities, the guidance is effective for interim reporting periods in fiscal years beginning after December 15, 2027, with early adoption permitted. The Company expects to adopt the new guidance beginning with its Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2028. The Company is evaluating the impact of the new guidance on its interim disclosures.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements, which makes technical corrections and clarifications across a range of Topics. Among other matters, the amendments clarify the calculation of diluted earnings per share when an entity has a loss from continuing operations and the methods permitted to account for treasury stock retirements. The guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with early adoption permitted. The amendments relating to diluted earnings per share are applied retrospectively. The Company expects to adopt the new guidance beginning with its Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2027. The Company is evaluating the impact of the new guidance on its condensed consolidated financial statements and disclosures.

Reclassification of Prior Period Presentation

Certain prior period amounts have been reclassified to conform to the current period presentation.

Note 3. Prepaid Expenses and Current Assets

Prepaid expenses and other current assets consisted of the following at September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Insurance	$628,419	$394,854
Other	47,395	81,015
Total	$675,814	$475,869

Note 4. Inventories

Inventories, net of reserves of $173,481 and $645,268 consisted of the following at September 30, 2026 and December 31, 2025, respectively:

	September 30, 2026	December 31, 2025
Finished goods	$173,481	$645,268

Note 5. Fixed Assets

Fixed assets, net, as of September 30, 2026 and December 31, 2025, are summarized as follows:

	September 30, 2026	December 31, 2025
Computer systems, website and other	$322,487	$290,661
Less: accumulated depreciation	$(278,422)	(209,494)
Fixed assets, net	$44,065	$81,167

Depreciation expense for the nine months ended September 30, 2026 and 2025 was $68,928 and $165,309, respectively. Depreciation expense for the three months ended September 30, 2026 and 2025 was $23,595 and $55,103 respectively.

Note 6. - Investments in Digital Commodities and Derivatives

The following table summarizes digital commodities held for investment:

	September 30, 2026
	Units	Cost Basis	Fair Value
SOL	2,002,683	$378,198,584	$231,434,988

	December 31, 2025
	Units	Cost Basis	Fair Value
SOL	2,077,799	$403,063,288	$250,111,125

The Company recognizes digital commodities at fair value.

The Company valued the SOL treasury at $118.07 per liquid token and $106.56 per locked token at September 30, 2026 and $124.26 per liquid token and $111.83 per locked token at December 31, 2025.

		Nine months ended September 30, 2026
Digital Commodity Units	SOL	Cost Basis $ USD	Realized Loss	Selling Price Per Unit	Cost Basis Per Unit
Beginning digital commodities	2,077,799	$403,063,288
Dispositions of digital commodities	(164,400)	$(33,009,046)	$(17,531,835)	$94	$201
Staking rewards received	89,284	$8,008,669
Rebate and rewards receivable less fees paid		$135,673
Ending Digital Commodities	2,002,683	$378,198,584
Unrealized loss		$(146,763,596)
Ending Digital Commodities	2,002,683	$231,434,988

The following table summarizes the composition of SOL held broken out by liquid and locked as of September 30, 2026 and December 31, 2025:

Number of SOL units	September 30, 2026	December 31, 2025
Liquid SOL	1,566,488	1,427,857
Locked SOL	436,195	649,942
Total	2,002,683	2,077,799

The following table summarizes the unlocking schedule of SOL tokens locked as of September 30, 2026 and December 31, 2025:

Locked SOL Maturity	September 30, 2026	December 31, 2025
Through Year End 2026	78,718	307,728
Through Year End 2027	328,537	314,510
Through Year End 2028	28,940	27,704
Total	436,195	649,942

During 2025, the Company’s derivatives were all embedded forward contracts to receive or deliver a fixed amount of crypto assets in the future and none were designated as hedging instruments.

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

The margin loan of $3,084,931 was with a custodian bank and provided for maximum borrowing of $25,000,000. The agreement had no specific term and borrowings were at a variable interest rate of approximately 13%. The margin loan at December 31, 2025 was repaid in February 2026 and the related collateral of 40,000 Solana was released.

All holdings of SOL and substantially all stablecoin were liquidated after quarter end. See note 18.

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

Common Stock

Securities Purchase Agreements

On August 25, 2025, the Company entered into securities purchase agreements (the “Cash Securities Purchase Agreements”) with certain accredited investors (the “Cash Purchasers”) pursuant to which the Company sold to the Cash Purchasers in a private placement offering (the “Cash Offering”) an aggregate offering of (i) 24,338,649 “Cash Shares”) of common stock of the Company, par value $0.0001 per share (the “Common Stock”), at an offering price of $6.50 per share (ii) and 16,715,385 pre-funded warrants (the “Cash Pre-Funded Warrants”) to purchase shares of Common Stock (the “Cash Pre-Funded Warrant Shares,”) at an offering price of $6.4999 per Pre-Funded Warrant, and (ii) stapled warrants (the “Cash Stapled Warrants,” and together with the Common Stock and Cash Pre-Funded Warrants, the “Cash Securities”) to purchase 41,054,034 shares of Common Stock (the “Cash Stapled Warrant Shares,”) at an exercise price of $9.75 per Cash Stapled Warrant. In the Cash Offering, the Cash Purchasers tendered any of U.S. dollars, USDC or USDT (or a combination thereof) to the Company as consideration for the Cash Shares, Cash Stapled Warrants and Cash Pre-Funded Warrants.

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

On August 25, 2025, the Company also entered into securities purchase agreements (the “Cryptocurrency Securities Purchase Agreements,” and together with the Cash Securities Purchase Agreements, the “Securities Purchase Agreements”) with certain accredited investors (the “Cryptocurrency Purchasers,” and together with the Cash Purchasers, the “Purchasers”) pursuant to which the Company sold and issued to the Cryptocurrency Purchasers in a private placement offering (the “Cryptocurrency Offering” and together with the Cash Offering, the “Offerings”) (i) 22,159,638 pre-funded warrants (the “Cryptocurrency Pre-Funded Warrants” and together with the Cash Pre-Funded Warrants, the “Pre-Funded Warrants”) to purchase shares of Common Stock (the “Cryptocurrency Pre-Funded Warrant Shares,” and together with the Cash Pre-Funded Warrant Share, the “Pre-Funded Warrant Shares”) at an offering price of $6.4999 per Pre-Funded Warrant, and (ii) 22,159,638 stapled warrants (the “Cryptocurrency Stapled Warrants,” and together with the Cash Stapled Warrants, the “Stapled Warrants” to purchase shares of Common Stock (the “Cryptocurrency Stapled Warrant Shares,” and together with the Cash Stapled Warrant Share, the “Stapled Warrant Shares”) at an exercise price of $9.75 per Cryptocurrency Stapled Warrant. In the Cryptocurrency Offering, the Cryptocurrency Purchasers will tender either Unlocked SOL tokens or Locked SOL tokens to the Company as consideration for the Cryptocurrency Pre-Funded Warrants and Cryptocurrency Stapled Warrants. The exercise of the Cryptocurrency Pre-Funded Warrants and Cryptocurrency Stapled Warrants into Cryptocurrency Pre-Funded Warrant Shares and Cryptocurrency Stapled Warrant Shares, respectively, was subject to stockholder approval (“Stockholder Approval”) which was approved at the Special Shareholder meeting on October 14, 2025. Each of the Cryptocurrency Pre-Funded Warrants is exercisable for one share of Common Stock at the exercise price of $0.0001 per Cryptocurrency Pre-Funded Warrant Share, immediately exercisable following Stockholder Approval (the “Effective Date”), and may be exercised at any time on or after the Effective Date until all of the Cryptocurrency Pre-Funded Warrants issued in the Offerings are exercised in full. Each Cryptocurrency Purchaser’s ability to exercise its Cryptocurrency Pre-Funded Warrants in exchange for shares of Common Stock is subject to certain beneficial ownership limitations set forth therein. Each of the Cryptocurrency Stapled Warrants is exercisable for one share of Common Stock at the exercise price of $9.75 per Cryptocurrency Stapled Warrant Share, immediately exercisable on or after the Effective Date, and may be exercised at any time on or after the Effective Date until the earlier of (i) 36 months after the closing of the Offerings or (ii) all of the Cryptocurrency Stapled Warrants issued in the Offerings are exercised in full.

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

During the year ended December 31, 2025, the Company issued approximately 2.2M shares of common stock under the Sales Agreement and received net proceeds from the Sales Offering of approximately $18.9M after fees paid to the Agents and other offering expenses of $998,000. During the nine months ended September 30, 2026, there were no sales of shares under the Sales Agreement.

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

Warrants

a)	In connection with the strategic advisory consulting agreement entered into on August 28, 2025, with Sol Markets (related party), a Cayman Islands exempt company, the Company issued warrants to purchase 6,321,367 shares of the Company’s Common Stock. The warrants have an exercise price of $0.0001, a seven-year term and were fully vested on issuance.

b)	The Company allocated the proceeds of the January 2025 Offering based on the fair values for the Series A, Series B warrants and Prefunded Warrants. The Company determined the fair value of the Series A and Series B warrants at the Offering date using the Monte Carlo pricing model and treated the valuation as a liability in consideration of the variable number of the issuer’s equity shares in the warrant agreements. The fair value of the Prefunded warrants, also recorded as liability, was based on market price of the common shares.

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

Pursuant to the 2025 Repurchase Program, from January to September 2026, the Company repurchased a total of 1,851,553 shares of its common stock at a cost of $3,112,399, not including fees of $37,031.

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

Note 9. Preferred Stock

On July 15, 2025, the Company executed a Subscription and Investment Agreement (the “Subscription Agreement”) with Paul Danner (“Subscriber”), the Company’s Principal Executive Officer and Executive Chairperson, whereby the Subscriber purchased five shares of the Company’s Series B Preferred Stock, par value $.0001 per share (“Securities”), which Securities shall have the rights, preferences, privileges and restrictions set forth in the Certificate of Designation. Subscriber hereby acknowledged and agreed to the entire terms of the Certificate of Designation, including, without limitation, the voting rights, the restrictions on transfer of the Securities and the redemption of the Securities pursuant of the Certificate of Designation. The purchase price paid by the Subscriber to the Company was $20.00 per share. The outstanding shares of Preferred Stock were redeemed in whole automatically upon the effectiveness of the amendment to the articles of incorporation implementing an increase in the number of authorized shares of common stock of the Company.

Note 10. Warrants

The warrants that are accounted for as liabilities in accordance with ASC 815-40, are presented as a Warrant liability in the accompanying condensed consolidated balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the condensed consolidated statement of operations.

The Warrant liability at September 30, 2026 and December 31, 2025 consists of the following:

	September 30, 2026	December 31, 2025
Trading and Overallotment Warrants	$57	$37
Note Warrants	1	1
Offering Warrants – May 2024	197	453
Offering Warrants – January 2025 – Series B	31,046	96,959
Total Warrant Liability	$31,301	$97,450

The Warrants outstanding at September 30, 2026 and December 31, 2025, were as follows:

	September 30, 2026	December 31, 2025
Trading and Overallotment Warrants	1,335	1,335
Note Warrants	36	36
Offering Warrants – May 2024	453	453
Offering Warrants -January 2025 -Series A	12,391	12,391
Offering Warrants – January 2025 – Series B	5,307	5,307
Prefunded – cash and in kind	17,908,616	37,717,312
Cash and stapled warrants	63,213,672	63,213,672
Warrants issued to strategic advisor	4,163,467	6,321,367
Warrants issued for services arrangement	72,094	72,094
Total Warrants Outstanding	85,377,371	107,343,967

Note 11. Stock Options

On August 22, 2025, the shareholders approved the Company’s Equity Incentive Plan (the “2025 Plan”), to provide for the issuance of up to 2,000,000 options and/or shares of restricted stock be available for issuance to officers, directors, employees and consultants.

In August 2025, 1,585,000 stock options were granted to directors, executives and other employees and consultants with an exercise price of $6.41, a term of 10 years and vesting 25% upon grant and the remainder 25% per quarter over the following nine months. Also in August 2025, 200,000 options were granted to former employees and directors with immediate vesting and a term of 10 years. In October 2025, an additional 150,000 options were granted to a director and certain employees with a term of 10 years and vesting 25% upon grant and the remainder 25% per quarter over the following nine months. The above options to purchase shares of the Company’s common stock, par value $0.0001per share, which were granted pursuant to the Company’s 2025 Equity Incentive Plan, have grant prices based on the closing price on the respective grant dates.

A summary of options for the nine months ended September 30, 2026 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding at beginning of period	1,875,482	$9.76	9.65
Granted	-	-	-
Forfeited/cancelled	(27,578)	32.34	9.36

Outstanding at end of period	1,847,904	$8.36	8.90

Exercisable at end of period	1,847,904	$8.36	8.90

For the nine months ended September 30, 2026 and 2025, the Company recognized stock-based compensation expense of $4,484,678 and $3,634,989, respectively, which was recorded in general and administrative expense.

For the three months ended September 30, 2026 and 2025, the Company recognized stock-based compensation expense of $54,216 and $3,302,497, respectively, which was recorded in general and administrative expense.

As of September 30, 2026 and December 31, 2025, there was $0 and $4,564,610, respectively, of unrecognized stock-based compensation related to unvested stock options. All stock options outstanding were fully vested as of September 30, 2026, and no further compensation expense is expected to be recognized for these awards.

At September 30, 2026, all of the stock options outstanding have exercise prices that exceed the market price at September 30, 2026 and as such, no intrinsic value exists. Intrinsic value is defined as the difference between the exercise price of the options and the market price of the Company’s common stock.

Note 12. Income Taxes

At the end of each interim reporting period, the Company estimates its effective tax rate expected to be applied for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods. Accordingly, the Company’s effective tax rate for the nine months ended September 30, 2026 and 2025 was 0% and 0%. The Company’s effective tax rates for both periods were affected primarily by permanent differences between financial reporting and tax accounting for warrants, as well as a full valuation allowance on net deferred tax assets. In addition, utilization of the U.S. net operating losses may be subject to substantial limitations in the event of a change of ownership under the provisions of Section 382 of the Internal Revenue Code. The Company has not performed an analysis, but the potential impact of any limitation would not be material to the financial statements due to the fact that the respective deferred taxes assets are fully offset by a valuation allowance.

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

As of September 30, 2026 and December 31, 2025, the liability for uncertain tax positions is zero. The Company believes that its tax positions are more likely than not to be sustained upon examination based on their technical merits and that no liability for unrecognized tax benefits is required in relation to the potential for additional assessments.

Note 13. Related Party Transactions and Balances

As of September 30, 2026 and December 31, 2025, accounts payable and accrued liabilities include $514,607 and $26,572, respectively, due to related parties. Of the September 30, 2026 balance, $68,750 is payable to officers and directors of the Company in the ordinary course of business, and $445,857 is accrued for services provided by Sol Edge Limited (the “Consultant”), as described in Note 15. The amounts are unsecured, non-interest bearing and are due on demand. Consulting expense for services provided by the Consultant during the nine months ended September 30, 2026 and 2025 was $7,112,523 and $892,458, respectively. Consulting expense during the three months ended September 30, 2026 and 2025 was $2,112,524 and $892,458, respectively. At December 31, 2025, the Company recorded a prepaid expense of $6,666,667 and at September 30, 2026 the Company accrued $445,857 relating to the Consultant.

In connection with a strategic advisory agreement entered into on August 28, 2025, with Sol Markets, (the “Strategic Advisor”), the Company issued warrants to purchase 6,321,367 shares of the Company’s common stock. The fair market value of the warrants recorded for the three and nine months ended September 30, 2025, which was computed based on the market value of the underlying common stock, was $101,331,513.

The Consultant and Strategic Advisor are wholly-owned and controlled by James Zhang, the brother of Alice Zhang, our Chief Investment Officer and Director.

Note 14. Fair Value Measurements

As of September 30, 2026, the following financial assets and liabilities were measured at fair value on a recurring basis presented on the Company’s condensed consolidated balance sheet:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total

Assets
Cash	$7,477,772	$-	$-	$7,477,772
USDC	3,045,536	-	-	3,045,536
USDT	8	-	-	8
Digital commodities	184,955,267	-	-	184,955,267
Digital commodities, Locked SOL	-	46,479,721	-	46,479,721

Total assets measured at fair value	$195,478,583	$46,479,721	$-	$241,958,304

Liabilities
Warrant liability	-	31,301	-	31,301

Total liabilities measured at fair value	$-	$31,301	$-	$31,301

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

Consulting Agreement

Effective August 28, 2025 (“Effective Date”), the Company entered into (i) a consulting agreement (the “Consulting Agreement”) with Sol Edge Limited (the “Consultant”) pursuant to which the Consultant will provide consulting and related services to the Company with respect to its Treasury Policy and (ii) a strategic advisor agreement (the “Strategic Advisor Agreement”) with Sol Markets, a Cayman Islands exempt company (“Strategic Advisor”) pursuant to which the Strategic Advisor will provide strategic advice and guidance relating to the Company’s business, operations, growth initiatives and industry trends in the crypto technology sector (see Note 13).

Based on terms of the Consulting Agreement, the Company transferred to the Consultant stablecoin valued at $10,000,000 for the initial annual period. Effective August 27, 2026, the Company has agreed under an amendment dated March 26, 2026 to pay the Consultant a monthly fee equal to 2% per annum for up to the first $1 billion in Account Equity, 1.75% per annum for the next $500 million and 1.5% per annum for all additional amounts above $1.5 billion. The Company has agreed to pay to the Consultant such fee, at its option, in the form of USDC, USDT, SOL, or some combination thereof. Account Equity is defined as the value as of any date of the financial instruments and other assets in accounts which are being administered, in whole or in part, by the Consultant.

The Consulting Agreement commenced on the Effective Date and shall continue in full force and effect for a term of 20 years (the “Term”), unless earlier terminated in accordance with Section 13(c). Thereafter, the Consulting Agreement may be renewed for additional periods as mutually agreed in writing by the Parties. If the Consulting Agreement is terminated by the Company for any reason during the Term, or if the Consultant terminates the Consulting Agreement due to a material breach by the Company, the Company shall pay to the Consultant, as liquidated damages and not as a penalty, an amount equal to all fees and other compensation that would have accrued to the Consultant under the Agreement from the date of termination through the end of the Term, paid monthly throughout the Term in accordance with the payment provisions herein.

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

The Company evaluated the Shenzhen and Hong Kong leases under ASC 842 and determined that both leases are operating leases. The rate implicit in each lease was not readily determinable. Accordingly, the Company used its incremental borrowing rate based on information available at lease commencement. The selected incremental borrowing rates were 6.50% for the Shenzhen lease and 9% for the Hong Kong lease. The Company does not currently have any finance leases.

The Company recognizes operating lease right-of-use assets and operating lease liabilities based on the present value of fixed lease payments over the applicable lease term. Fixed lease payments included in the measurement of lease liabilities exclude refundable deposits, VAT, utilities, property management fees, and other non-lease or variable components. Cash paid for amounts included in the measurement of operating lease liabilities was $95,719 for the nine months ended September 30, 2026.

Maturity period	Amount
Remainder of 2026	$48,546
2027	106,810
2028	98,867
2029	32,956
Total undiscounted payments	287,179
Less: imputed interest	(27,667)
Present value of lease liabilities	$259,512

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

Digital Commodity Treasury: This segment is responsible for executing and managing the Company’s digital treasury platform. In October 2026, the Company liquidated its holdings of Solana for Cash and USDC (See Note 18 Subsequent Events).

The CODM uses segment operating income (loss) to evaluate operating segment performance and allocate resources. The Company does not prepare separate balance sheets by operating segment for the CODM, as assets are not evaluated as part of operating segment performance and resource allocation.

Transactions between segments are reported as if each were a stand-alone business and are eliminated in consolidation. The Company ceased manufacturing operations in October 2025. Accordingly, for the three and nine months ended September 30, 2026 the Medical Device segment includes only the continuing sales and distribution business.

Certain payroll, consultant, and other selling, general and administrative expenses were allocated to the segment that they support, with the remaining expenses allocated to corporate.

The following table presents the Company’s segment results (unaudited) for the nine months and three months ended September 30, 2026 and 2025:

	NINE MONTHS ENDED SEPTEMBER 30, 2026				NINE MONTHS ENDED SEPTEMBER 30, 2025
	Medical Device	Digital Asset Treasury	Corporate	Consolidated	Medical Device	Digital Asset Treasury	Corporate	Consolidated
Net Revenue	$192,780	-	-	192,780	$204,120	$-	$-	$204,120
Cost of goods sold	202,578	-	-	202,578	219,880	-	-	219,880
Cost of goods sold - inventory reserve	284,228	-	-	284,228	-	-	-	-
Total Cost of Goods Sold	486,806	-	-	486,806	219,880	-	-	219,880
Gross Margin (Loss)	(294,026)	-	-	(294,026)	(15,760)	-	-	(15,760)

Staking Revenue, net	-	8,008,669	-	8,008,669	-	2,205,423	-	2,205,423

Operating expenses:
Warrant issuance – related party	-	-	-	-	-	-	101,331,513	101,331,513
Consulting fees – related party	-	7,112,523	-	7,112,523	-	892,458	-	892,458
Selling, general and administrative	220,970	70,000	12,523,636	12,814,606	567,018	359,049	8,949,981	9,876,048
Research and development	-	-	1,047,055	1,047,055	-	-	-	-
Unrealized gain on digital commodities	-	(6,188,567)	-	(6,188,567)	-	(14,864,742)	-	(14,864,742)
Realized (gain) loss on digital commodities	-	17,531,835	-	17,531,835	-	(635,000)	-	(635,000)
Digital commodity transaction expenses	-	200,208	-	200,208	-	810,861	-	810,861
Total Operating Expenses	220,970	18,725,999	13,570,691	32,517,660	567,018	(13,437,374)	110,281,494	97,411,138
Income (Loss) from Operations	(514,996)	(10,717,330)	(13,570,691)	(24,803,017)	(582,778)	15,642,797	(110,281,494)	(95,221,475)

Other Income (Expense):
Interest income (expense), net	-	57,517	78,415	135,932	-	3,485	(465,036)	(461,551)
Fair market value adjustment on warrants	-	-	66,148	66,148	-	-	12,295,842	12,295,842
Foreign currency and other	-	-	6,657	6,657	-	-	(13)	(13)
Derivative loss, net	-	-	-	-	-	(4,378,749)	-	(4,378,749)
Total Other Income (Expense)	-	57,517	151,220	208,737	-	(4,375,264)	11,830,793	7,455,529
Income (Loss) Before Provision for Taxes	(514,996)	(10,659,813)	(13,419,471)	(24,594,280)	(582,778)	11,267,533	(98,450,701)	(87,765,946)
Tax Provision					-	-	-	-
Income (Loss) from Continuing Operations	$(514,996)	$(10,659,813)	$(13,419,471)	$(24,594,280)	$(582,778)	$11,267,533	$(98,450,701)	$(87,765,946)

	THREE MONTHS ENDED SEPTEMBER 30, 2026				THREE MONTHS ENDED SEPTEMBER 30, 2025
	Medical Device	Digital Asset Treasury	Corporate	Consolidated	Medical Device	Digital Asset Treasury	Corporate	Consolidated
Net Revenue	$-	$-	-	-	$68,040	$-	$-	$68,040
Cost of goods sold	-	-	-		71,260	-	-	71,260
Cost of goods sold - inventory reserve	-	-	-	-	-	-	-	-
Total Cost of Goods Sold	-	-	-	-	71,260	-	-	71,260
Gross Margin (Loss)	-	-	-	-	(3,220)	-	-	(3,220)

Staking Revenue, net	-	2,551,013	-	2,551,013	-	2,205,423	-	2,205,423

Operating expenses:
Warrant issuance – related party	-	-	-	-	-	-	101,331,513	101,331,513
Consulting fees – related party	-	2,112,524	-	2,112,524	-	892,458	-	892,458
Selling, general and administrative	62,250	15,000	2,520,779	2,598,029	69,968	359,049	6,671,576	7,100,593
Research and development			626,800	626,800		-	-	-
Unrealized gain on digital commodities	-	(90,525,120)		(90,525,120)	-	(14,864,742)	-	(14,864,742)
Realized (gain) loss on digital commodities	-	2,815,036		2,815,036	-	(635,000)	-	(635,000)
Digital commodity transaction expenses		71,700		71,700		810,861	-	810,861
Total Operating Expenses	62,250	(85,510,860)	3,147,579	(82,301,031)	69,968	(13,437,374)	108,003,089	94,635,683
Income (Loss) from Operations	(62,250)	88,061,873	(3,147,579)	84,852,044	(73,188)	15,642,797	(108,003,089)	(92,433,480)

Other Income (Expense):
Interest expense, net	-	-	49,148	49,148	-	3,485	65,003	68,488
Fair market value adjustment on warrants	-	-	18,229	18,229	-	-	1,208,142	1,208,142
Foreign currency and other	-	-	6,329	6,329	-	-	-	-
Derivative gain/(loss), net	-	-	-	-	-	(4,378,749)	-	(4,378,749)
Total Other Income (Expense)	-	-	73,706	73,706	-	(4,375,264)	1,273,145	(3,102,119)
Income (Loss) from Continuing Operations	$(62,250)	$88,061,873	$(3,073,873)	$84,925,750	$(73,188)	$11,267,533	$(106,729,944)	$(95,535,599)

The following table presents the total assets by segment (unaudited) at September 30, 2026 and December 31, 2025:

September 30, 2026				DECEMBER 31, 2025
Medical Device	Digital Commodities	Corporate	Consolidated	Medical Device	Digital Commodities	Corporate	Consolidated
$508,058	$238,533,808	$4,912,809	$243,954,675	$849,388	$257,253,661	$10,972,124	$269,075,173

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

Loss from discontinued operations for the three and nine months ended September 30, 2025 was as follows:

	THREE MONTHS ENDED	NINE MONTHS ENDED
	SEPTEMBER 30, 2025	SEPTEMBER 30, 2025
NET REVENUE (LOSS )	$15,582	$102,224
Cost of goods sold	258,008	634,051
Cost of goods sold - inventory reserve	924,010	1,654,096
Gross Margin (Loss)	(1,166,436)	(2,185,923)
OPERATING EXPENSES:
Selling, general and administrative	$1,394,592	$2,603,790
Research and development	152,109	295,579
Fixed asset impairment	7,497,669	7,497,669
Total Operating Expenses	9,044,370	10,397,038

OTHER INCOME (EXPENSE):
Foreign currency transaction loss and other	413,112	371,754
Other Income (Expense), net	413,112	371,754

Loss before income taxes (benefit)	(9,797,694)	(12,211,207)
Income tax benefit	-	132,000
Net Loss from Discontinued Operations	$(9,797,694)	$(12,079,207)

There were no assets or liabilities related to discontinued operations at September 30, 2026 or December 31, 2025 as the disposal occurred in October 2025.

Note 18. Subsequent Events

Self-Tender Offer

On October 16, 2026, the Company commenced a cash tender offer (the “Offer”) to purchase up to 95% of each class of its outstanding common stock, cash pre-funded warrants, cryptocurrency pre-funded warrants and strategic warrants at a purchase price of $3.00 per share or warrant in cash. The Offer was to expire at one minute after 11:59 p.m., New York City time, on October 29, 2026, unless extended or earlier terminated. The Offer was subject to the conditions described in the Offer to Purchase, including the minimum condition for each class.

The Offer is for up to 48,311,489 shares of common stock, 4,880,734 cash pre-funded warrants, 9,939,850 cryptocurrency pre-funded warrants and 3,955,293 strategic warrants, in each case 95% of the class outstanding. Cash pre-funded warrants, cryptocurrency pre-funded warrants and strategic warrants will be purchased at the Purchase Price less their exercise price of $0.0001 per warrant.

The offer for shares, pre-funded warrants and strategic advisor warrants was conditioned upon at least 50% of the shares and warrants offered for tender in the Offer being tendered. If more than 95% of any class is properly tendered and not properly withdrawn, the Company will purchase the securities of that class on a pro rata basis within that class. Holders may withdraw tendered shares and warrants at any time before the Offer expires. The Company will pay for shares and warrants accepted in the Offer promptly after the Offer expires, in cash, less any applicable withholding taxes and without interest.

On October 29, 2026, the Company filed an amendment to its tender offer statement on Schedule TO. The amendment includes an amended Offer to Purchase and new Letters of Transmittal for the pre-funded warrants and stapled warrants. The Offer will expire at one minute after 11:59 p.m., New York City time, on November 12, 2026, unless further extended or earlier terminated. Under the amended Offer, the Company is offering to purchase, in cash:

-	up to 48,311,489 shares of common stock, or 95% of the class, at $3.00 per share;
-	up to 5,137,615 cash pre-funded warrants and up to 10,463,001 cryptocurrency pre-funded warrants, or 100% of each class, at $3.00 per warrant less the $0.0001 exercise price;
-	up to 41,054,034 cash stapled warrants and up to 22,159,638 cryptocurrency stapled warrants, or 100% of each class, at $0.17 per stapled warrant. The stapled warrants have an exercise price of $9.75 per share and;
-	up to 3,955,293 strategic warrants, or 95% of the class, at $3.00 per warrant less the $0.0001 exercise price.

If all securities sought are tendered, the Company will pay approximately $214.3 million. The Company will pay for the securities purchased, and the related fees and expenses, from cash on hand. The Offer is not subject to a financing condition.

The Company intends for its common stock to remain listed on the Nasdaq Capital Market and registered under the Securities Exchange Act of 1934 after the Offer.

Sale of Digital Assets

In October 2026, the Company sold approximately 2.0 million Solana tokens for net proceeds of approximately $215 million. The realized loss on the tokens sold in October was approximately $163 million, of which $147 million had been recorded as unrealized as of September 30, 2026. The Company expects an additional loss of approximately $16 million will be recorded in the fourth quarter as a result of the sales.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis summarizes the significant factors affecting the condensed consolidated operating results, financial condition, liquidity and cash flows of our Company as of and for the periods presented below. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes included in this Quarterly Report on Form 10-Q. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us,” and “our” refer to SkyAI, Inc.

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

Commencing in 2022, we started building inventory of syringe products. We commenced generating syringe revenues in 2025. In October 2025, we discontinued R&D and the manufacture of syringe products, and inventory marketed from that date was sourced from third-party manufacturers.

In August 2025, we adopted a digital commodity treasury strategy focused on accumulating Solana (“SOL”), the native digital commodity of the Solana blockchain. The Company earns staking rewards by delegating our digital commodities to third-party validators on proof-of-stake blockchain networks.

On May 27, 2026, the Company announced its name change, the change in its ticker symbols, and a strategic transformation of its business, reflecting a shift from its legacy operations to the development of a technology-driven financial platform. As part of its strategic transformation, the Company has established an international operational headquarters in Hong Kong to support strategic acquisitions, talent acquisition, and expansion efforts. The Company is now focused on building an agentic finance platform leveraging AI to aggregate and analyze content and data to enable users to better manage their assets.

For the three months ended September 30, 2026, we reported a net income of approximately $84.9 million, primarily resulting from unrealized gains on our Solana holdings of approximately $90.5 million. For the nine months ended September 30, 2026, we reported a net loss of approximately $24.6 million, primarily resulting from realized losses of approximately $17.5 million.

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

Following the transfer by the Company of certain assets, the Company is no longer engaged in medical device related research and development activities and is limiting its medical device activity to sales and distribution. The Company is now engaged in research and development for certain new products related to building an agentic finance platform (see Recent Developments).

We maintain a corporate office located in Melville, New York.

Recent Developments

Sale of Solana Holdings

In October 2026, we sold approximately 2.0 million Solana tokens for net proceeds of approximately $215 million. The realized loss on the tokens sold in October was approximately $163 million, of which $147 million had been recorded as unrealized as of September 30, 2026. We expect an additional loss of approximately $16 million will be recorded in the fourth quarter as a result of the sales.

Following the sale of its SOL holdings in October 2026, the Company is now focused on building an agentic finance platform leveraging AI to aggregate and analyze content and data to enable users to better manage their assets.

Self-Tender Offer

On October 16, 2026, we commenced a tender offer (the “Tender Offer”) which was subsequently amended on October 29, 2026, to purchase up to 48,311,489 shares of its common stock, par value $0.0001 per share, including the associated preferred share purchase rights issued pursuant to the Rights Plan, by and between the Company and VStock Transfer LLC, as rights agent, and up to 5,137,615 cash pre-funded warrants issued pursuant to the securities purchase agreements entered into by the Company dated August 25, 2025 (“Cash Pre-Funded Warrants”), 10,463,001 pre-funded warrants issued pursuant to the cryptocurrency securities purchase agreements dated August 25, 2025 (“Cryptocurrency Pre-Funded Warrants” and together with the Cash Pre-Funded Warrants, the “Pre-Funded Warrants”), and 3,955,293 warrants issued on August 28, 2025 (“Strategic Warrants”), each at a purchase price of $3.00 per share (less $0.0001 in the case of the pre-funded warrants and strategic warrants) and 41,054,034 cash stapled warrants issued pursuant to securities purchase agreements entered into by the Company dated August 25, 2025 (“Cash Stapled Warrants”) and 22,159,638 cryptocurrency stapled warrants issued pursuant to securities purchase agreements entered into by the Company dated August 25, 2025 (“Cryptocurrency Stapled Warrants”), each at a purchase price of $0.17 per Stapled Warrant, which tender offer is set to expire on November 12, 2026, unless extended or withdrawn. Our Board of Directors determined that the Tender Offer was a prudent use of our existing cash available and other financial resources and delivered value to our shareholders.

Our Board of Directors has also determined that the cash tender offer was an appropriate mechanism to return capital to shareholders and warrant holders that were seeking liquidity under current market conditions while, at the same time, allowing shareholders and warrant holders who did not participate in the Tender Offer to share in a higher portion of our future potential. If all securities sought are tendered, the Company will pay approximately $214.3 million. The Company will pay for the securities purchased, and the related fees and expenses, from cash on hand. The Offer is not subject to a financing condition.

Tender Offer Support and Settlement Agreement

On October 27, 2026, the Company entered into a tender offer support and settlement agreement (the “Settlement Agreement”) with Bastion Trading Limited, a British Virgin Islands company and certain of its affiliates (together, “Bastion”, and the Company and Bastion together, the “Parties”).

Pursuant to the Settlement Agreement, the Company has agreed to amend the terms of the Tender Offer to (a) increase the maximum number of Cash Pre-Funded Warrants that may be tendered in the Tender Offer to equal 100% of the Cash Pre-Funded Warrants issued and outstanding; (b) increase the maximum number of Cryptocurrency Pre-Funded Warrants that may be tendered in the Tender Offer to equal 100% of the Cryptocurrency Pre-Funded Warrants issued and outstanding; (c) add cash stapled warrants as securities that may be tendered in the Tender Offer, with the amount that may be tendered in the Tender Offer equal to 100% of the cash stapled warrants issued and outstanding, with no minimum number required to be tendered as a condition to the Tender Offer, and with the cash stapled warrants to be offered in the Tender Offer at a price of $0.17 per stapled warrant; (d) add cryptocurrency stapled warrants as securities that may be tendered in the Tender Offer, with the amount that may be tendered in the Tender Offer equal to 100% of the cryptocurrency stapled warrants issued and outstanding, with no minimum number required to be tendered as a condition to the Tender Offer, and with the cryptocurrency stapled warrants to be offered in the Tender Offer at a price of $0.17 per stapled warrant, (e) extend the term of the Tender Offer until at least November 12, 2026, and (f) subject to applicable law, delete any provisions in the Schedule to Tender Offer Statement pertaining to the Tender Offer (as may be amended, the “Schedule TO”) related to a 30% withholding on payments for Non-U.S. Holders (“Withholding”), and, subject to applicable law, for the Company not make any such Withholding.

Pursuant to the terms of the Settlement Agreement, Bastion has agreed to tender all securities beneficially owned by Bastion as may be so tendered in the Tender Offer. Additionally, Bastion has agreed to customary standstill provisions a period of three years from the execution of the Settlement Agreement (the “Standstill Period”), during which time Bastion would not be permitted, without approval of the Board of Directors of the Company, from acquiring any of the Company’s securities, or selling or transferring any securities of the Company to any third parties which would knowingly cause such third party to beneficially own more than 5% of the Company (subject to limited exception), nominating directors, submitting shareholder proposals, soliciting proxies, seeking representation on the Board of Directors of the Company, or otherwise seeking to influence the management or policies of the Company, amongst other customary restrictions.

In addition, pursuant to the terms of the Settlement Agreement, the Parties have also agreed to a mutual non-disparagement agreement during the Standstill Period (subject to limited exceptions); an agreement by each of the Parties not to pursue any legal proceedings against the other party during the Standstill Period (subject to limited exceptions); and after payment for the shares tendered in the Tender Offer, an agreement of mutual release of claims by each of the Parties (subject to limited exceptions). The Parties have also agreed to a number of other covenants in connection with the Settlement Agreement, including an agreement by the Company not to alter certain terms of the Tender Offer without the approval of Bastion; an agreement by Bastion not to sell or transfer any securities of the Company beneficially owned by Bastion other than through tender in the Tender Offer until the earlier of the expiration of the Tender Offer or termination of the Settlement Agreement; an agreement by Bastion not to make any “block trades” of the Company’s shares of common stock for a specified period after the expiration of the Tender Offer, after which time the Company would receive a right of first refusal on any such block trades; and an agreement by Bastion during the Standstill Period to vote any voting securities of the Company beneficially held by Bastion in line with the Board’s recommendations of any proposals (other than any proposal regarding a change of control of the Company).

The Settlement Agreement contains customary representations, warranties, agreements and other provisions, including the reimbursement of certain expenses of Bastion. The Settlement Agreement shall automatically terminate under a number of circumstances, including if the Company terminates or withdraws the Tender Offer, the Company does not accept payment for any of the securities of Bastion tendered in the Tender Offer, the breach of certain covenants to the Settlement Agreement, a determination that the Withholding is required in connection with the Tender Offer following consultation with a third party advisor, or if the Company has not amended the Schedule TO within the time provided for under the Settlement Agreement. If not otherwise terminated in accordance with its terms, the Settlement Agreement will terminate on the expiration of the Standstill Period.

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

Results of Operations

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2026	2025	2026	2025

Net Revenue	$-	$68,040	$192,780	$204,120
Cost of goods sold	-	71,260	202,578	219,880
Cost of goods – inventory reserve	-	-	284,228	-
Total cost of goods sold	-	71,260	486,806	219,880
Gross Margin (Loss)	-	(3,220)	(294,026)	(15,760)

Staking Revenue, net	2,551,013	2,205,423	8,008,669	2,205,423

Operating expenses:
Warrant issuance - related party	-	101,331,513	-	101,331,513
Consulting fees – related party	2,112,524	892,458	7,112,523	892,458
Research and development	626,800	-	1,047,055	-
Selling, general and administrative	2,598,029	7,100,593	12,814,606	9,876,048
Unrealized gain on digital commodities	(90,525,120)	(14,864,742)	(6,188,567)	(14,864,742)
Realized (gain) loss on digital commodities	2,815,036	(635,000)	17,531,835	(635,000)
Digital commodity transaction expenses	71,700	810,861	200,208	810,861
Total Operating Expenses	(82,301,031)	94,635,683	32,517,660	97,411,138
Income (Loss) from Operations	84,852,044	(92,433,480)	(24,803,017)	(95,221,475)

Other income (expense)
Interest income (expense), net	49,148	68,488	135,932	(461,551)
Fair market value adjustment on warrants	18,229	1,208,142	66,148	12,295,842
Derivative loss, net	-	(4,378,749)	-	(4,378,749)
Other expense	(6,329)	-	(6,657)	(13)
Other Income, net	73,706	(3,102,119)	208,737	7,455,529

Income (Loss) Before Provision for Taxes	84,925,750	(95,535,599)	(24,594,280)	(87,765,946)
Tax Provision	-	-	-	-
Income (Loss) from Continuing Operations	84,925,750	(95,535,599)	(24,594,280)	(87,765,946)

Discontinued Operations:
Loss from discontinued operations	-	(9,797,694)	-	(12,211,207)
Income tax benefit	-	-	-	132,000
Loss from Discontinued Operations	-	(9,797,694)	-	(12,079,207)

Net Income (Loss)	$84,925,750	$(105,333,293)	$(24,594,280)	$(99,845,153)

Comparison of the Nine Months Ended September 30, 2026 and 2025

Product Net Revenue/Gross Margin

For the nine months ended September 30, 2026, revenue decreased to $192,780 from $204,120 in the prior nine months ended September 30, 2025. For the same periods, costs of goods sold decreased by $17,302 to $202,578 from $219,880.

The inventory reserve increased by $284,228 for the nine month period ended September 30, 2026, with the prior period ended September 30, 2025 reserve of $0.

Staking Revenue – net

For the nine months ended September 30, 2026, the Company recognized net staking revenue of $8,008,669 as compared to $2,205,423 for the nine months ended September 30, 2025, resulting from the digital treasury strategy implemented during the third quarter of 2025.

Transaction expense – digital commodities

For the nine months ended September 30, 2026, $200,208 in transaction expenses relate to custodian and exchange for digital commodity investments. Digital commodity transaction expenses of $810,861 were incurred in the same period of 2025, including a one-time fee related to the digital assets transferred in connection with the August 2025 private placement.

Unrealized gain on digital commodities

During the nine months ended September 30, 2026, the Company recognized $6,188,567 in unrealized gain on investments in digital commodities as compared to $14,864,742 for the nine months ended September 30, 2025.

Realized loss on digital commodities

During the nine months ended September 30, 2026, the Company recognized $17,531,835 in realized losses on sale of investments in digital commodities as compared to a realized gain of $635,000 for the nine months ended September 30, 2025.

The realized loss in 2026 reflected the difference between the average price of $94.14 received for the sale of 164,400 SOL and the cost basis of $200.78.

Research and Development

For the nine months ended September 30, 2026, Research and Development (“R&D”) expenses increased to $1,047,055 compared to none for the nine months ended September 30, 2025. This increase resulted from new R&D activities related to the Company’s software development.

Selling, General and Administrative

For the nine months ended September 30, 2026, Selling, General and Administrative (“SG&A”) expenses were $12,814,606 as compared to $9,876,048 for the nine months ended September 30, 2025. The increase of $2,938,558  was primarily attributable to the following factors

●	An increase of approximately $1.2 million in payroll and related costs, primarily due to an increase of $0.9 million in stock compensation expense and an increase of $0.3 million mainly due to payroll from new hires.

●	An increase of approximately $1.5 million in professional services:

○	$1.0 million increase related to audit, accounting and tax advisory services
○	$0.3 million increase in legal fees
○	$0.1 million increase in consulting and other professional services

●	All other G&A expenses decreased approximately $0.1 million, as a $0.7 million increase in insurance costs and a $0.8 million decrease in consulting costs.

Consulting fees – related parties

This amount of $7,112,523 represents consulting fees to Sol Edge. See Note 13 to the Condensed Consolidated Financial Statements.

Net Interest income (expense)

Net interest income was $135,932 for the nine months ended September 30, 2026, compared to interest expense of $461,551 for the nine months ended September 30, 2025. Net interest changed by $597,483 due to a) interest earned on cash in 2026 of $180,249 as compared to $246,839 in 2025 b) interest expense of $708,390 in 2025 for the accreted interest on the debt financing that originated in the third quarter of 2024 as compared to $44,317 in interest expense during 2026.

FMV Adjustment for Warrants

The value of the Warrants recorded as a liability requires the Fair Market Value (“FMV”) to be recorded at the date warrants are issued and then be remeasured at each reporting date while outstanding with recognition of the changes in fair value to other income or expense in the Condensed Consolidated Statement of Operations. For the nine months ended September 30, 2026, and 2025 the Company recorded a FMV gain adjustment of $66,148 and $12,295,842, respectively.

Comparison of the Three Months Ended September 30, 2026 and 2025

Product Net Revenue/Gross Margin

For the three months ended September 30, 2026 and September 30, 2025, we recognized revenues of $0 and $68,040.  For the same periods, cost of sales were recognized of $0 and $71,260, respectively. These revenues were the initial shipments of the SoloGard line of syringes.

Staking Revenue – net

For the three months ended September 30, 2026, the Company recognized net staking revenue of $2,551,013 resulting from the digital treasury strategy implemented during the third quarter of 2025. For the 2025 period staking revenue for just over one month within the period totaled $2,205,423.

Transaction expense – digital commodities

For the three months ended September 30, 2026, $71,700 in transaction expenses relate to custodian and exchange for digital commodity investments. Digital commodity transaction expenses of $810,861 were incurred in the same period of 2025, including a one-time fee related to the digital assets transferred in connection with the August 2025 private placement.

Unrealized gain on digital commodities

During the three months ended September 30, 2026, the Company recognized $90,525,120 in unrealized gain on investments in digital commodities as compared to $14,864,742 for the three months ended September 30, 2025.

Realized loss on digital commodities

During the three months ended September 30, 2026, the Company recognized $2,815,036 in losses on sale of investments in digital commodities.

The realized loss reflected the difference between the average price of $103.71 received for the sale of 29,000 SOL and the cost basis of $200.78.

Research and Development

For the three months ended September 30, 2026, R&D expenses increased to $626,800 compared to none for the three months ended September 30, 2025. This increase resulted from new R&D activities related to the Company’s software development.

Selling, General and Administrative

For the three months ended September 30, 2026, SG&A expenses were $2,598,029 as compared to $7,100,592   for the three months ended September 30, 2025. The decrease of $4,502,563   was primarily attributable to the following factors

●	A decrease of approximately $3.0 million in payroll and related costs. This includes an increase of $0.2 million in payroll and a decrease of $3.2 million in stock compensation expense

●	All other G&A expenses decreased by approximately $1.4 million, primarily due to $1.8 million in lower consulting fees, offset by $0.3 million in higher professional expenses and $0.2 million in higher insurance costs.

Consulting fees – related parties

This amount of $2,112,524 represents consulting fees to Sol Edge. See Note 13 to the Condensed Consolidated Financial Statements.

Net Interest income (expense)

Net Interest income was $49,148 for the three months ended September 30, 2026, compared to $68,488 for the three months ended September 30, 2025.

FMV Adjustment for Warrants

For the three months ended September 30, 2026, and 2025 the Company recorded a FMV gain adjustment of $18,229 and $1,208,142, respectively.

Liquidity and Capital Resources

	Nine months ended September 30, 2026	Nine months ended September 30, 2025
Beginning cash	10,382,745	864,041
Cash from operating activities	(9,145,283)	(7,059,009)
Cash from investing activities	12,437,640	(186,104,214)
Cash from financing activities	(6,197,330)	210,726,915
Cash from discontinued operations	-	(7,906,027)
Ending cash	7,477,772	10,521,706

Net Cash Used in Operating Activities

The Company used cash of $9,145,283 and $7,059,009 in operating activities for the nine months ended September 30, 2026 and 2025, respectively. The change in cash used was principally due to the Company incurring higher G&A expenses and new R&D activities, as described above, during the nine months ended September 30, 2026.

Net Cash Provided By (Used In) Investing Activities

For the nine months ended September 30, 2026, the Company provided cash from investing activities of $12,437,640, mainly from the sales of Solana. For the nine months ended September 30, 2025, the Company used $186,104,214 to purchase digital assets.

Net Cash Provided by Financing Activities

For the nine months ended September 30, 2026 and 2025, the Company used and provided cash from financing activities of $6,197,330 and $210,726,915 respectively. In the 2025 period, the cash provided was from the $207,320,039 in net proceeds from share offerings and margin loan of $7,628,888, offset by the debt repayment of $4,222,012. In the 2026 period, the cash was used for the remaining repayment of the margin loan $3,084,931 and the share repurchase program $3,112,399.

Following is a summary of stablecoin activity for the nine months ended September 2026 and 2025:

	September 30, 2026	September 30, 2025
Payment stablecoin (in USD)	Payment stablecoin	Payment stablecoin
Beginning payment stablecoin	2	-
In-kind payment stablecoin (PIPE)	-	86,104,501
Solana sale proceeds	3,007,746
Payment stablecoin purchases	354,595	17,003,451
Dispositions of payment stablecoin	(316,799)	(88,411,950)
Ending payment stablecoin	3,045,544	14,696,002

Subsequent to the end of the third quarter and in anticipation of the completion of the tender offer, the Company liquidated its Solana treasury, selling approximately 2 million SOL at an average price net of fees of $107.20 per SOL for cash and USDC. The USDC was subsequently liquidated to cash, with a resulting cash balance of approximately $224 million. If all securities are tendered at the maximum percentages specified in the amended tender offer, the Company will pay approximately $214.3 million. The Company will pay for the securities purchased, and the related fees and expenses, from cash on hand. The Company no longer holds any SOL and after the Offer is closed does not intend to repurchase SOL.

The Company intends to finance its future development and commercialization activities related to agentic AI and its other working capital needs with a combination of the sale of equity securities and/or with additional funding from other traditional financing sources until such time that funds provided by operations are sufficient to fund working capital requirements. The Company is currently debt free and intends to maintain sufficient cash and other immediately liquid resources on hand to satisfy current obligations.

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

We will cease to be an emerging growth company upon the earliest of: (i) the end of the fiscal year following the fifth anniversary of the initial public offering; (ii) the first fiscal year after our annual gross revenue are $1.235 billion or more; (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; or (iv) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If, as a result of our decision to reduce future disclosure, investors find our common shares less attractive, there may be a less active trading market for our common shares and the price of our common shares may be more volatile.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

Except for the additional risk factors set forth below, factors that could cause our actual results to differ materially from those in this Quarterly Report are described in the Form 10-K for the year ended December 31, 2025, and any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. Except as described below, as of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the Form 10-K for the year ended December 31, 2025. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Sales, or the perception of sales, of our shares of common stock by us or our existing stockholders in the public market could cause the market price for our common stock to decline.

The sale of substantial amounts of shares of common stock in the public market or the perception that such sales could occur, could harm the prevailing market price of our common stock. These sales, by us or our existing stockholders, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. If our pending self-tender offer announced on October 16, 2026 is completed, the Company will have significantly fewer shares outstanding in the public market, therefore the sale of substantial amounts of shares of common stock in the public market may cause an even greater impact from trading volume volatility on the market price of our common stock.

Our stock price may be volatile, and the value of our common stock may decline.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

●	actual or anticipated fluctuations in our financial condition or results of operations;
●	variance in our financial performance from expectations of securities analysts;
●	changes in our projected operating and financial results;
●	changes in laws or regulations applicable to our products;
●	announcements by us or our competitors of significant business developments, acquisitions or new products, including our newly adopted business strategy focused on building an agentic finance platform;
●	sales of shares of our common stock by us or our shareholders;
●	our involvement in litigation;
●	future sales of our common stock by us or our stockholders;
●	changes in senior management or key personnel;
●	the trading volume of our common stock;
●	changes in the anticipated future size and growth rate of our market;
●	general economic and market conditions; and
●	other events or factors, including those resulting from war, incidents of terrorism, global pandemics or responses to these events.

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

Our need for future financing may result in the issuance of additional securities which will cause investors to experience dilution.

Our cash requirements may vary from those now planned depending upon numerous factors. There are no commitments by any person for future financing. Our securities may be offered to other investors at a price lower than the price per share offered to current stockholders, or upon terms which may be deemed more favorable than those offered to current stockholders. In addition, the issuance of securities in any future financing may dilute an investor’s equity ownership and have the effect of depressing the market price for our securities. Moreover, we may issue derivative securities, including options and/or warrants, from time to time, to procure qualified personnel or for other business reasons. The issuance of any such derivative securities, which is at the discretion of our Board of Directors, may further dilute the equity ownership of our stockholders.

We may sell shares or other securities in any other offering at a price per share that is less than the price per share paid by investors at other times, including the price to be paid by the Company in the current self-tender offer announced on October 16, 2026, and investors purchasing shares or other securities in the future could have rights superior to existing stockholders. The price per share at which we sell additional shares of our common stock, or securities convertible or exchangeable into common stock, in future transactions may be higher or lower than the price per share paid by investors at other times, including the price to be paid by the Company in the current self-tender offer. No assurance can be given as to our ability to procure additional financing, if required, and on terms deemed favorable to us. To the extent additional capital is required and cannot be raised successfully, we may then have to limit our then current operations and/or may have to curtail certain, if not all, of our business objectives and plans.

We may be subject to litigation that, if not resolved in our favor and not sufficiently insured against, could have a material adverse effect on us.

We may, from time to time, be involved in various litigation or arbitration matters. These matters may include, among other things, contract disputes, personal injury claims, environmental claims or proceedings, asbestos and other toxic tort claims, employment matters, governmental claims for taxes or duties, and other litigation or arbitration that arises in the ordinary course of our business, or that may arise in connection with other matters such as in connection to our current self-tender offer announced on October 16, 2026. We cannot predict with certainty the outcome or effect of any claim or other litigation matter, and the ultimate outcome of any litigation or arbitration, or the potential costs to resolve it, may have a material adverse effect on our business. Insurance may not be applicable or sufficient in all cases and/or insurers may not remain solvent, which could have a material adverse effect on our financial condition.

We have recently undergone a fundamental transformation of our business and strategic direction, and there can be no assurance that our new strategy will be successful.

Beginning in October 2025, we discontinued the manufacturing of syringe products and related drug-delivery systems. In May 2026, we announced that we adopted a new business strategy focused on building an agentic finance platform serving the global south. We have limited operating history in the agentic finance platform markets, and our ability to execute our new strategy is unproven. Our management team, while experienced in corporate strategy, mergers and acquisitions and capital markets, has not previously managed a publicly traded finance platform company. There can be no assurance that our strategic pivot will result in successful acquisitions, revenue growth or profitability, and the failure to execute our strategy could have a material adverse effect on our business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sale of Unregistered Equity Securities

During the quarter ended September 30, 2026, no unregistered sales of equity securities occurred.

Repurchases of Equity Securities

During the three months ended September 30, 2026, the Company repurchased 637,884 shares of our common stock for $1,100,826. The following table presents information with respect to purchases of common stock of the Company during the three months ended September 30, 2026, by the Company or an “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
July 1, 2026 to July 31, 2026	-	$-	-
August 1, 2026 to August 31, 2026	56,614	1.08	56,614
September 1, 2026 to September 30, 2026	581,270	$1.77	581,270
Total	637,884	$1.73	637,884	$96,887,601

(1)	The shares were purchased pursuant to our share repurchase program (the “2025 Repurchase Program”) which was publicly announced by the Company on October 9, 2025. The 2025 Repurchase Program provides for the repurchase of up to $100 million of our outstanding shares of common stock and will continue in effect until terminated.
(2)	This column discloses the number of shares purchased pursuant to the program during the indicated time periods.

Item 3. Default Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

During the quarterly period ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 6th day of November 2026.

SKYAI, INC.

November 6, 2026	/s/ Paul K. Danner
Paul K. Danner
Executive Chairman and Principal Executive Officer (Principal Executive Officer)

November 6, 2026	/s/ Arthur Levine
Arthur Levine
Chief Financial Officer (Principal Financial Officer)

